Form 10QSB
period 1997-09-30
KARTS INTERNATIONAL INC
filed 1997-11-12
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

           For the transition period from      to

--------------------------------------------------------------------------------


                         Commission File Number: 0-23041

                        KARTS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                                Nevada 75-2639196
                (State of incorporation) (IRS Employer ID Number)

             109 Northpark Boulevard, Suite 210, Covington, LA 70433
                    (Address of principal executive offices)

                                 (504) 875-7350
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 11, 1997:         Common Stock: 4,855,133 shares
                                    Common Stock Warrants: 2,282,525

Transitional Small Business Disclosure Format (check one):    YES       NO X

                        KARTS INTERNATIONAL INCORPORATED

              Form 10-QSB for the Quarter ended September 30, 1997

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        20


Part II - Other Information

  Item 1   Legal Proceedings                                                22

  Item 2   Changes in Securities                                            22

  Item 3   Defaults Upon Senior Securities                                  23

  Item 4   Submission of Matters to a Vote of Security Holders              23

  Item 5   Other Information                                                23

  Item 6   Exhibits and Reports on Form 8-K                                 23


Part III - Information required by Rule 463 - Report of Offering
  of Securities and Use of Proceeds Therefrom                               23

Part 1 - Item 1
Financial Statements

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants




                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheet as of September 30, 1997 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations for the nine and three months ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                               S. W. HATFIELD + ASSOCIATES
Dallas, Texas
November 7, 1997





                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                                          (Unaudited)       (Audited)
                                                        September 30,      December 31,
                                                            1997             1996
                                                        ------------       ------------
                                     Assets
Current Assets
   Cash on hand and in banks                              $  1,958,821    $    630,028
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $2,447 and $5,000, respectively                      500,718       1,795,802
     Other                                                       2,348           1,052
     Recoverable income taxes                                  225,000            --
   Inventory                                                 1,289,638         958,381
   Prepaid expenses                                            209,312           6,027
                                                          ------------    ------------

     Total current assets                                    4,185,837       3,391,290
                                                          ------------    ------------

Property and equipment
   Building and improvements                                   372,509         331,360
   Equipment                                                   720,545         317,665
   Transportation equipment                                     76,987          57,050
   Furniture and fixtures                                       77,820          65,299
                                                          ------------    ------------
                                                             1,247,861         771,374
   Accumulated depreciation                                   (115,120)        (34,598)
                                                          ------------    ------------
                                                             1,132,741         736,776
   Land                                                         32,800          32,800
                                                          ------------    ------------

     Net property and equipment                              1,165,541         769,576
                                                          ------------    ------------

Other assets
   Goodwill, net of accumulated amortization of
     approximately $327,068and $151,286, respectively        5,532,355       5,708,137
   Organization costs, net of accumulated amortization
     of approximately $33,527 and $17,139, respectively         75,727          92,116
   Loan fees, net of accumulated amortization of
     approximately $122,033 and $20,120, respectively             --           101,913
   Other                                                         6,161          19,060
                                                          ------------    ------------

     Total other assets                                      5,614,243       5,921,226
                                                          ------------    ------------

     Total Assets                                         $ 10,965,621    $ 10,082,092
                                                          ============    ============


                                  - Continued -

The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                    September 30, 1997 and December 31, 1996


                                                                  (Unaudited)      (Audited)
                                                                 September 30,    December 31,
                                                                     1997             1996
                                                                 ------------     ------------
                      Liabilities and Shareholders' Equity
Current liabilities
   Note payable to a bank                                         $      7,685    $    140,020
   Current maturities of long-term debt                                 14,384         116,390
   Accounts payable  - trade                                           654,572         766,833
   Other accrued liabilities                                            13,157          90,472
   Accrued income taxes payable                                         76,919         269,217
                                                                  ------------    ------------

     Total current liabilities                                         766,717       1,382,932
                                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Related parties                                                    20,304       3,200,000
     Banks and individuals                                             219,877         132,660
                                                                  ------------    ------------

     Total liabilities                                               1,006,898       4,715,592
                                                                  ------------    ------------


Commitments and contingencies

Convertible preferred stock
   $0.001 par value.  25 shares allocated, issued
     and outstanding                                                      --           625,000
                                                                  ------------    ------------

Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                          --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     4,621,633 and 2,717,458 shares
     issued and outstanding, respectively                                4,622           2,718
   Common stock warrants                                               193,905            --
   Additional paid-in capital                                       11,989,802       6,190,192
   Accumulated deficit                                              (2,229,606)     (1,451,410)
                                                                  ------------    ------------

     Total shareholders' equity                                      9,958,723       4,741,500
                                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity                   $ 10,965,621    $ 10,082,092
                                                                  ============    ============


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             Nine and Three months ended September 30, 1997 and 1996



                                       Nine months  Nine months    Three months   Three months
                                         ended        ended           ended          ended
                                      September 30, September 30,  September 30,  September 30,
                                          1997          1996           1997           1996
                                     -----------    -----------    -----------    -----------

Net Sales                            $ 4,365,014    $ 3,581,286    $ 1,849,782    $ 2,431,133
                                     -----------    -----------    -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                     3,389,670      2,340,917      1,238,019      1,633,633
   Depreciation                           68,285         14,331         22,717          3,038
                                     -----------    -----------    -----------    -----------
     Total cost of sales               3,457,955      2,355,248      1,260,736      1,636,671
                                     -----------    -----------    -----------    -----------

Gross profit                             907,059      1,226,038        589,046        794,462
                                     -----------    -----------    -----------    -----------

Operating expenses
   Research and development               24,703           --            2,846           --
   Selling, general and
     administrative expenses           1,185,163        679,213        350,362        386,949
   Compensation expense related
     to common stock issuances
     at less than "fair value" for
     reorganization, restructuring
     and consulting costs                   --        1,430,287           --             --
   Depreciation and amortization         323,928        116,702        147,112         63,757
                                     -----------    -----------    -----------    -----------
     Total operating expenses          1,533,794      2,226,202        500,320        450,706
                                     -----------    -----------    -----------    -----------

Income (Loss) from operations           (626,735)    (1,000,164)        88,726        343,756

Other income (expense)
   Interest expense                     (372,043)      (230,111)      (103,100)       (93,937)
   Other                                  80,849          2,118         20,027          6,757
                                     -----------    -----------    -----------    -----------

Income before income taxes              (917,929)    (1,228,157)         5,653        256,576

Income taxes
   Currently receivable (payable)        139,733        (77,848)       139,733        (82,153)
                                     -----------    -----------    -----------    -----------

Net income (loss)                    $  (778,196)   $(1,306,005)   $   145,386    $   174,423
                                     ===========    ===========    ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding                 $     (0.28)   $     (0.76)   $      0.05    $      0.08
                                     ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                   2,828,951      1,718,235      3,048,302      2,310,987
                                     ===========    ===========    ===========    ===========


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996



                                                                   Nine months    Nine months
                                                                     ended            ended
                                                                   September 30,  September 30,
                                                                       1997           1996
                                                                   -------------  -------------
Cash flows from operating activities
   Net income (loss) for the period                                $  (778,196)   $(1,306,005)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                                   384,838        139,661
       Reorganization and restructuring costs and
         related effect of common stock issuances
         at less than "fair value"                                        --        1,430,287
       Operating expenses paid with common stock                          --           15,000
       (Increase) Decrease in:
         Accounts receivable                                         1,293,788       (755,005)
         Income taxes recoverable                                     (225,000)          --
         Inventory                                                    (331,257)      (181,307)
         Prepaid expenses                                             (203,285)      (276,257)
         Organization costs                                               --          (52,690)
         Other                                                          12,899         (6,640)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities               (189,576)       536,238
         Accrued income taxes payable                                 (192,298)        81,932
                                                                   -----------    -----------
Cash flows used in operating activities                               (228,087)      (374,786)
                                                                   -----------    -----------

Cash flows from investing activities
   Cash acquired in acquisition of Brister's Thunder Karts, Inc.          --          488,047
   Cash paid for acquisition of Brister's Thunder Karts, Inc.             --       (2,256,065)
   Cash received on sale of property and equipment                       6,666           --
   Cash paid for property and equipment                               (476,149)       (36,185)
                                                                   -----------    -----------
Cash flows used in investing activities                               (469,483)    (1,804,203)
                                                                   -----------    -----------

Cash flows from financing activities
   Net activity on short-term note payable                            (132,335)       100,000
   Proceeds from long-term notes payable                                  --        2,000,000
   Principal payments on long-term note payable                     (2,211,721)       (85,446)
   Cash paid for loan costs                                               --          (16,783)
   Cash paid to retire convertible preferred stock                    (625,000)          --
   Proceeds from sale of common stock and warrants                   6,393,905        562,389
   Cash paid for costs to sell common stock                         (1,398,486)      (163,100)
                                                                   -----------    -----------
Cash flows provided by financing activities                          2,026,363      2,397,060
                                                                   -----------    -----------

Increase in cash                                                     1,328,793        218,071
Cash at beginning of period                                            630,028           --
                                                                   -----------    -----------

Cash at end of period                                              $ 1,958,821    $   218,071
                                                                   ===========    ===========

                                  - Continued -

The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.
                                                                               7


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Nine months ended September 30, 1997 and 1996



                                                               Nine months   Nine months
                                                                  ended        ended
                                                               September 30, September 30,
                                                                  1997          1996
                                                              -------------- -------------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                               $  412,517   $  221,483
                                                                ==========   ==========

     Income taxes paid (refunded) for the period                $  277,565   $   48,606
                                                                ==========   ==========

Supplemental disclosure of non-cash
   investing and financing activities

     Acquisition price of Brister's Thunder Karts, Inc.
       settled with common stock and a note payable             $        -   $4,100,000
                                                                ==========   ==========

     Loan origination fees settled with common stock            $        -   $   10,500
                                                                ==========   ==========

     Transportation equipment purchased with note payable       $   17,236   $        -
                                                                ==========   ==========

     Long-term debt converted to common stock                   $1,000,000   $        -
                                                                ==========   ==========



The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Organization and description of business

Karts International Incorporated (formerly Sarah Acquisition Corporation) (Company) was originally incorporated on February 28, 1984 as Rapholz Silver Hunt, Inc. under the laws of the State of Florida. In June 1984, April 1986, and November 1987, respectively, the Company changed its corporate name to Great Colorado Silver, Inc., Great Colorado Silver Valley Development Company and J.
R. Gold Mines, Inc. In January 1996, the Company changed its corporate name to Sarah Acquisition Corporation.

The Company has had no significant business operations since 1989. Prior to that time, the Company was involved in the mining industry, principally through joint ventures with related parties involving mining properties located in Colorado.

In December 1995, the Company experienced a change in control due to the transfer of a controlling position in issued and outstanding shares of common stock of the Company between unrelated third parties. It was the intent of the new controlling shareholders and management to seek a suitable situation for merger or acquisition.

On February 23, 1996, the Company was reincorporated in the State of Nevada by means of a merger with and into Karts International Incorporated, a Nevada corporation incorporated on February 21, 1996. The Company was the surviving entity and changed its corporate name to Karts International Incorporated. The reincorporation merger had the effect of a one for 250 reverse split of the Company's issued and outstanding common stock.

The reincorporation merger also modified the Company's capital structure to authorize the issuance of up to 20,000,000 shares of $0.001 par value common stock and authorized the issuance of up to 10,000,000 shares of $0.001 par value Preferred Stock. The effect of this transaction has been reflected in the accompanying financial statements as of the beginning of the first period presented.

On February 28, 1997, to be effective on March 24, 1997, the Company's Board of Directors approved a two (2) for three (3) reverse stock split and a corresponding reduction of the authorized shares of common stock in anticipation of a proposed underwritten public offering of the Company's common stock during 1997. The issued and outstanding shares of common stock shown in the accompanying financial statements reflect the ultimate effect of the March 24, 1997 reverse stock split as if this second reverse split had occurred as of the beginning of the first period presented in the accompanying consolidated financial statements.

During February and March 1996, the Company sold or issued an aggregate 1,634,650 post-March 24, 1997 reverse split shares of restricted, unregistered common stock to a former director and a company controlled by a current officer and director during the Company's reorganization phase. The differential between the aggregate cash proceeds of approximately $2,039 and the "fair value" of the shares issued created a one-time accounting charge to operations for compensation expense related to reorganization, restructuring and consulting expenses of approximately $1,430,000. These transactions are more fully discussed in Note J - Common Stock Transactions.

On March 15, 1996, effective at the close of business on March 31, 1996, the Company acquired 100.0% of the issued and outstanding stock of Brister's Thunder Karts, Inc. (a Louisiana corporation), a "fun kart" manufacturer located in Roseland, Louisiana for total consideration of approximately $6,100,000. This acquisition was accounted for as a purchase.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note A - Organization and description of business - continued

On November 20, 1996, effective at the close of business on November 21, 1996, the Company acquired 100.0% of the issued and outstanding stock of USA Industries, Inc. (an Alabama corporation), a "fun kart" manufacturer located in Prattville, Alabama for total consideration of approximately $1,000,000. This acquisition was accounted for as a purchase.

During interim periods, the Company follows the accounting policies set forth in its Registration Statement under The Securities Act of 1933 on Form SB-2 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Registration Statement under The Securities Act of 1933 on Form SB-2 when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has a concentration of key raw material suppliers for kart engines. In the event of any disruption in engine availability, if any, the Company may experience a negative economic impact. The Company does not anticipate any foreseeable interruption in engine availability and believes that alternate suppliers are available.

The accompanying consolidated financial statements contain the accounts of Karts International Incorporated and its wholly-owned subsidiaries, Brister's Thunder Karts, Inc. and USA Industries, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as Company.


Note B - Summary of significant accounting policies

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note B - Summary of significant accounting policies - continued

2.   Accounts and advances receivable

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located in the Southeastern United States, principally Texas, Louisiana, Mississippi, Alabama, Georgia and Florida. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     During 1996, the Company had an international sale of approximately $35,000 and experienced no credit risk exposure as a result of this transaction. The Company anticipates continuing international sales in future periods and is developing credit policies related to this revenue segment.

3.   Inventory

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method.

4.   Property, plant and equipment

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Loan costs

     Costs incurred to acquire notes payable and to facilitate the sale of convertible preferred stock are deferred and amortized as a component of interest expense over the life of the related financing using the straight-line method. In the event of debt retirement using the proceeds of future equity offerings, the related unamortized loan costs will be reclassified as a cost of capital and offset against additional paid-in capital related to the specific equity sale proceeds.

6.   Organization costs

     Costs related to the restructuring and reorganization of the Company have been capitalized and are being amortized over a five year period, commencing March 15, 1996, using the straight-line method.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note B - Summary of significant accounting policies - continued

7. Goodwill

     Goodwill   represents   the  excess  of  the  purchase  price  of  acquired
     subsidiaries over the fair value of net assets acquired and is amortized over 25 years using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter.

8. Income taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 1997 and December 31, 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable.

9. Income (Loss) per share

     Primary  earnings  (loss) per share is computed by dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of the conversion factor of outstanding convertible preferred stock at the highest optional conversion rate. In all instances, the exercise of outstanding options and warrants and the conversion of convertible preferred stock is assumed to occur at either the beginning of the respective period presented or the date of issuance, whichever is later.

10. Accounting standards to be adopted

     Upon  the  adoption  of a  formal  stock  compensation  plan,  the  Company
     anticipates   using  the  "fair  value  based  method"  of  accounting  for compensation based stock options pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under the fair value based method, compensation cost will be measured at the grant date of the respective option based on the value of the award and will be recognized as a charge to operations over the service period, which will usually be the respective vesting period of the granted option(s).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note B - Summary of significant accounting policies - continued

10. Accounting standards to be adopted - continued

     FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.


Note C - Convertible preferred stock

The Company has 10,000,000 shares of Preferred Stock (Preferred Shares) authorized for issuance.

In October 1996, the Company's Board of Directors allocated 25 shares of the authorized number to facilitate the private placement of said shares as a component of an Equity Unit (Unit) to be sold through a Private Placement Memorandum (PPM). The PPM was fully subscribed and closed in November 1996. Each $25,000 Unit consisted of one (1) share of convertible preferred stock and 10,000 redeemable common stock purchase warrants. The PPM raised total gross proceeds of approximately $625,000 and net proceeds of approximately $530,250 to the Company.

The Preferred Shares require mandatory conversion upon either the effectiveness of a public offering of the Company's common stock pursuant to a Registration Statement or upon the first anniversary date of the PPM closing date. In the event that the conversion is triggered by a public offering, each Preferred Share will be converted, at the holder's option, into either $25,000 cash and the issuance of 6,250 shares of restricted, unregistered common stock or 12,500 shares of restricted, unregistered common stock. In either situation, the holder retains piggyback registration rights for the shares of common stock issued in the conversion. In the event that the conversion is triggered by the first anniversary date of the PPM closing, each Preferred Share will be converted to 12,500 shares of restricted, unregistered common stock, subject to identical piggyback registration rights.

In January 1997, the Company began undertaking a secondary public offering of common stock pursuant to a Form SB-2 Registration Statement (secondary offering). In accordance with guidance and instructions from the National Association of Securities Dealers (NASD) related to the Company's application for listing on the "NASDAQ Small-Cap Market", the NASD requested certain modifications to the terms and conditions underlying the sale and issuance of the Preferred Shares and their conversion terms.

On March 6, 1997, the Company offered to each holder of the Convertible Preferred Stock the option of either (i) receiving a refund of $25,000 (the initial Unit price) plus simple interest at 12.0% per annum as consideration for assigning their Convertible Preferred Stock and 1996 Warrants to the Company or
(ii) agreeing to the conversion of the Convertible Preferred Stock at the completion of a pending secondary offering upon the previously agreed terms along with the issuance of an additional 13,334 1996 Warrants for each share of Convertible Preferred Stock held as additional consideration for waiving certain registration rights and agreeing to certain lock-up provisions with respect to the Common Stock issuable upon conversion of the Convertible Preferred Stock and the 1996 Warrants.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note C - Convertible preferred stock - Continued

The lock-up agreement requires that the holder must unconditionally agree to a lock-up of all of the holder's securities (the Preferred Shares and any securities that the Preferred Shares are convertible into and all originally issued redeemable common stock purchase warrants) whereby these designated securities may not be sold by the holder for a period of approximately 18 months from the closing date of the secondary offering. Upon release of the lock-up terms, the holder will be permitted to sell the aforementioned securities under the terms and conditions of Rule 144 of the U. S. Securities and Exchange Commission. Further, the holder will be deemed to be an affiliate of the underwriter in the secondary offering and, as such, will not be eligible to purchase any securities offered in the secondary offering.

All issued and outstanding shares of convertible preferred stock were retired upon the successful completion of a public offering of the Company's common stock in September 1997.


Note D - Common stock transactions

On February 23, 1996, the Company was reincorporated in the State of Nevada by means of a merger with and into Karts International Incorporated, a Nevada corporation incorporated on February 21, 1996. The Company was the surviving entity and changed its corporate name to Karts International Incorporated. The reincorporation merger had the effect of a one for 250 reverse split of the Company's issued and outstanding common stock.

The reincorporation merger also modified the Company's capital structure to authorize the issuance of up to 20,000,000 shares of $0.001 par value common stock and authorized the issuance of up to 10,000,000 shares of $0.001 par value Preferred Stock. The effect of this transaction has been reflected in the accompanying financial statements as of the beginning of the first period presented.

On February 28, 1997, to be effective on March 24, 1997, the Company's Board of Directors approved a two (2) for three (3) reverse stock split and a corresponding reduction of the authorized shares of common stock in anticipation of a proposed underwritten public offering of the Company's common stock during 1997. This reverse stock split reduced the authorized shares of common stock from 20,000,000 to 14,000,000. The issued and outstanding shares of common stock shown in the accompanying financial statements reflect the ultimate effect of the March 24, 1997 reverse stock split as if this second reverse split had occurred as of the beginning of the first period presented in the accompanying consolidated financial statements.

On February 20, 1996, the Company sold 18,750,000 restricted, unregistered pre-reorganization shares of common stock (75,000 equivalent post-reorganization shares) (50,000 post-March 24, 1997 reverse split shares) to a former Company director for cash of approximately $938. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation". The imputed fair value of this transaction was calculated at a "fair value" of approximately $1.13 per share or approximately $56,500. The differential between the imputed fair value and the actual cash paid was recorded as a component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying consolidated statement of operations.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note D - Common stock transactions - Continued

On March 7, 1996, the Company sold 1,101,317 restricted, unregistered post-reorganization shares (734,212 post- March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $1,101. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated at a "fair value" of approximately $1.13 per share or approximately $829,660. The differential between the imputed fair value and the actual cash paid was recorded as a component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying consolidated statement of operations.

On March 7, 1996, the Company sold 350,000 restricted, unregistered post-reorganization shares (233,333 post- March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account to satisfy potential future obligations of the Company and the affiliated company under the private placement memorandum discussed in the following paragraph. Due to the contingent nature of the ultimate ownership of these shares, these shares are excluded from the respective earnings per share calculation.

On March 31, 1996, the Company sold 350,000 restricted, unregistered post-reorganization shares (233,333 post- March 24, 1997 reverse split shares) of common stock under a Private Placement Memorandum at a price of $1.50 per share. The total gross proceeds of the offering were $525,000. Certain placement costs and commissions related to the sale of the Private Placement stock, totaling approximately $163,100, were deducted from the gross proceeds and charged against additional paid-in capital.

The terms of the March 31, 1996 private placement memorandum require the Company and/or a company owned by a current officer and director to issue additional shares to the original investors in the private placement memorandum in the event that the Company's securities, as listed on a published exchange or electronic bulletin board, does not equal $3.00 per share ($4.50 per share, as adjusted by the March 24, 1997 reverse stock split) on March 31, 1996 (the second anniversary date of the closing of the private placement memorandum offering). The issuance of additional shares, if any is required, to the original investors will be done without additional compensation to the Company. To facilitate this contingency, the Company sold 350,000 restricted, unregistered post-reorganization shares (233,333 post-March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account for the benefit of the original investors. In the event that no additional shares are required to be issued to the original investors, the shares held in escrow will be returned to the company owned by a current officer and director of the Company.

On March 15, 1996, the Company issued 105,000 restricted, unregistered post-reorganization shares (70,000 post- March 24, 1997 reverse split shares) of common stock to a Foundation as a component of the loan origination costs to secure the $2,000,000 note payable. The proceeds of this note payable were used to satisfy the cash component of the Brister's acquisition cost.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note D - Common stock transactions - Continued

On March 15, 1996, the Company acquired 100% of the issued and outstanding stock of Brister's Thunder Karts, Inc., a Louisiana corporation, in exchange for $2,000,000 in cash; a subordinated $1,000,000 promissory note payable bearing variable interest rates, as defined therein, maturing in 2003; and restricted, unregistered common stock of the Company having an aggregate market value of $3,100,000, as defined in the Stock Purchase Agreement. The $2,000,000 cash payment was funded by a promissory note from an unrelated third party bearing interest at 14.0% per annum and maturing in 2000. Final settlement was satisfied in July 1996 with the issuance of 775,000 restricted, unregistered post-reorganization shares (516,667 post-March 24, 1997 reverse stock split shares) having a market value of $3,100,000, as defined in the related Stock Purchase Agreement.

On March 15, 1996, the Company issued 725,000 restricted, unregistered post-reorganization shares (483,333 post-March 24, 1997 reverse stock split shares) of common stock in settlement of a consulting contract with a company owned by an officer and director of the Company. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated at a "fair value" of approximately $1.13 per share or approximately $546,166. The differential between the imputed fair value and the actual cash paid was recorded as component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying consolidated statement of operations.

On March 15, 1996, in accordance with a January 1996 letter of intent, the Company issued 210,000 restricted, unregistered post-reorganization shares (140,000 post-March 24, 1997 reverse split shares) of common stock to the Company's chief executive officer, valued at $15,000, as additional consideration for the execution of an employment agreement.

In July 1996, pursuant to Rule 504 of The Securities Act of 1933, the Company sold 5,000 Units, consisting of 5,000 post-reorganization shares of common stock (3,334 post-March 24, 1997 reverse split shares) and 100,000 Class A common stock warrants (66,667 post-March 24, 1996 reverse stock split warrants) for approximately $17,500 to an unaffiliated investor. The Class A common stock warrants may be exercised to purchase one (1) post-reorganization share of the Company's common stock at a price of $3.50 per share ($5.25 per share, post-March 24, 1997 reverse stock split). The Class A common stock warrants were assigned no value in the accompanying consolidated financial statements. In August 1996, 5,000 warrants (3,334 post-March 24, 1997 reverse split warrants) were exercised for total proceeds of $17,500. The total effect of this transaction was the sale of 10,000 post-reorganization shares (6,667 post-March 24, 1997 reverse split shares) for a total price of $35,000.

On November 20, 1996, Company acquired 100% of the issued and outstanding stock of USA Industries, Inc. an Alabama corporation, in exchange for $250,000 in cash and 250,000 restricted, unregistered post-reorganization shares (166,667 post-March 24, 1997 reverse split shares) of restricted, unregistered common stock of the Company having an aggregate market value of $750,000.

On September 16, 1997, the Company successfully completed a public offering of 1,550,000 shares of common stock and 1,550,000 Warrants generating approximately $6,400,000 in gross proceeds to the Company. Each warrant allows the holder to purchase one (1) share of common stock at the initial public offering price ($4.00) per share of Common Stock during a four year period commencing on the first anniversary date of the offering. The Warrants are redeemable by the Company at a price of $0.01 at any time after the first anniversary date upon written notice as defined in the offering.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note E - Common stock warrants

In July 1996, pursuant to Rule 504 of The Securities Act of 1933, the Company sold 5,000 Units which included 100,000 Class A common stock warrants (Class A Warrants) (66,667 post-March 24, 1997 reverse stock split warrants), as discussed in previous footnotes. Each warrant entitles the holder to purchase one (1) share of common stock at an adjusted price of $5.25 per share through December 31, 1997.

In November 1996, the Company privately sold 25 units which included 250,000 Redeemable Common Stock Purchase Warrants (1996 Warrants) (166,668 post-March 24, 1997 reverse stock split warrants), as discussed in previous footnotes). Each warrant entitles the holder to purchase one (1) share of common stock at $3.00 per share ($4.50 post-March 24, 1997 reverse split), subject to adjustment in certain circumstances, for a period of 42 months from the closing date of the offering. The 1996 Warrants are redeemable by the Company at a price of $0.01 per Warrant at any time after one (1) year from the offering closing date when the average of the daily closing bid price of the Company's common stock equals $6.00 or more per share on any 20 consecutive trading days ending within 15 days of the date on which notice of redemption is given to the holders. The Company will provide holders of the 1996 Warrants with at least 30 days written notice of the Company's intent to redeem the Warrants. Additionally, an additional 333,350 1996 Warrants were issued to the holders of the Company's convertible preferred stock upon the redemption of these securities.

In September 1997, the Company sold 1,550,000 warrants at an offering price of $0.125 per warrant. Each warrant allows the holder to purchase one (1) share of common stock at the initial public offering price ($4.00) per share of Common Stock during a four year period commencing on the first anniversary date of the offering. The Warrants are redeemable by the Company at a price of $0.01 at any time after the first anniversary date upon written notice as defined in the offering.


                                 Warrants     Warrants    Warrants
                                 granted      exercised   outstanding    Exercise price


Class A Warrants                  66,667       3,334        63,333       $5.25 per share
1996 Warrants                    166,668           -       166,668       $4.50 per share
                                 -------      ------       -------
December 31, 1996 Totals         233,335       3,334       230,001

1996 Warrants issued for
 Convertible Preferred Stock
   redemption                    333,350           -       333,350       $4.50 per share
1997 Warrants sold in
   secondary stock offering    1,550,000           -     1,550,000       $4.00 per share
                               ---------   ---------     ---------

September 30, 1997 totals      2,116,685       3,334     2,113,351
                               =========   =========     =========


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note F - Stock options

The Company's Board of Directors has allocated an aggregate 188,066 shares of the Company's common stock (125,377 post-March 24, 1997 reverse stock split shares) for unqualified stock option plans for the benefit of employees of the Company and its subsidiaries.

During 1996, the Company granted options to purchase 89,032 shares (59,355 post-March 24, 1997 reverse stock split shares) of the Company's common stock to employees of the Company and its operating subsidiaries at an exercise price of $3.75 per share ($5.63 post-March 24, 1997 reverse split). These options expire at various times during 2001.

During 1997, the Company granted options to purchase up to 59,337 post-March 24, 1997 reverse stock split shares of the Company's common stock to officers and employees of the Company and its operating subsidiaries at an exercise price of $4.875 per share. These options are exercisable after January 30, 1998 and expire on January 30, 2002.


                                   Options        Options       Options
                                   granted       exercised      outstanding   Exercise price
          1996 options              59,355              -        59,355       $5.63 per share
          1997 options              59,337              -        59,337       $4.875 per share
                                   -------       --------       -------

          Total options            118,692              -       118,692       $5.63 per share
                                   =======       ========       =======

          Total shares allocated                                125,377
                                                                =======
          Unallocated shares                                      6,685
                                                                =======


Note G - Commitments and contingencies

Litigation

Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $50,000 per claim self-insurance clause as of December 31, 1996. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of September 30, 1997, approximately $143,465 has been accrued and charged to operations for anticipated future litigation.

On February 7, 1997, litigation was filed against the Company and Brister's in an action to have Brister's product liability insurance coverage (discussed in the preceding paragraph) declared null and void as a result of a payment by Brister's insurance underwriter in settlement of a product liability lawsuit. Legal counsel is of the opinion that this action has questionable merit and the determination of an outcome, if any, is unpredictable at this time. The Company is vigorously defending the action. Additionally, the Company is pursuing a counteraction against the underwriter's agent for potential misrepresentations made by the agent to the underwriter regarding Brister's during the acquisition of the aforementioned commercial liability insurance coverage.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note G - Commitments and contingencies - Continued

Litigation - continued

The Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

Contingent stock issuances

The terms of the March 31, 1996 private placement memorandum require the Company and/or a company owned by a current officer and director to issue additional shares to the original investors in the private placement memorandum in the event that the Company's securities, as listed on a published exchange or electronic bulletin board, does not equal $3.00 per share ($4.50 per share, as adjusted by the March 24, 1997 reverse stock split) on March 31, 1998 (the second anniversary date of the closing of the private placement memorandum offering). The issuance of additional shares, if any is required, to the original investors will be done without additional compensation to the Company. To facilitate this contingency, the Company sold 350,000 restricted, unregistered post-reorganization shares (233,333 post-March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account for the benefit of the original investors. In the event that no additional shares are required to be issued to the original investors, the shares held in escrow will be returned to the company owned by a current officer and director of the Company. The Company is unable to predict the fair value of these shares placed into escrow or the impact, if any, that such valuation will have on the Company's Statement of Income for the period ending March 31, 1998.

Note H - Subsequent Event

On October 24, 1997, the Company closed the Underwriter's over-allotment option on its secondary stock offering. This option sold an additional 232,500 shares of common stock at $4.00 per share and 232,500 Common Stock Warrants at $0.125 per warrant. This transaction generated approximately $959,000 in gross proceeds to the Company.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

The Company had no significant business operations from 1989 through March 1996. Prior to that time, the Company was engaged in the mining industry, principally through joint ventures with related parties involving mining properties located in Colorado. The Company is in the business of manufacturing and marketing Fun Karts for the consumer market.

Effective at the close of business on March 31, 1996, the Company purchased 100% of the issued and outstanding stock of Brister's Thunder Karts, Inc. (Brister's), a Louisiana corporation organized on August 2, 1976, from Charles Brister, a director and principal stockholder of the Company, for a total purchase price of $6.3 million (the Brister's Acquisition) The purchase price was paid with $2.0 million cash, $1.2 million in notes payable to Mr. Brister (the Brister Notes) and the issuance to Mr. Brister of 516,667 shares of restricted Common Stock valued at $3.1 million. The Brister's Acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocated the total purchase price to assets acquired based on their relative fair values. Any excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. Results of operations of Brister's are included in the Company's consolidated financial statements beginning on the effective date of the Brister' s Acquisition

Effective at the close of business on November 21, 1996, the Company purchased 100.0% of the issued and outstanding stock of USA Industries, Inc. (USA), an Alabama corporation organized on January 2, 1992, from four USA shareholders for a total purchase price of $1,000,000 (the USA Acquisition). The purchase price was paid with $250,000 in cash and the issuance to the USA shareholders of an aggregate 166,667 restricted shares of the Company's Common Stock valued at
$750,000. The USA Acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. Results of operations of USA are included in the Company's consolidated financial statements beginning on the effective date of the USA Acquisition.

The following discussion reflects historical consolidated financial data for the periods ended September 30, 1997, and 1996, respectively.

Results of Operations

Nine months ended September 30, 1997 as compared to nine months ended September 30, 1996

The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective nine month periods ended September 30, 1997 and 1996. The Company consummated the Brister's Acquisition effective as of the close of business on March 31, 1996. Accordingly, the nine month period ended September 30, 1996 was the first two quarters of control of Brister's by the Company. The Company, through its Brister's and USA subsidiaries, experiences significant seasonality of sales with more than 50.0% of its sales occurring during the fourth quarter of the calendar year. The amounts discussed in this section reflect the consolidated results of the Company's ownership of Brister's from April 1, 1996 through September 30, 1996 and the consolidated results of the Company's ownership of both Brister's and USA for the entire nine month period presented for 1997.

The Company experienced gross revenues of approximately $4.4 million for the nine months ended September 30, 1997 compared to $3.6 million for the comparable period of 1996. For the three month period from July to September, the Company experienced gross revenues of approximately $1.8 million for the 1997 period and approximately $2.4 million for the 1996 period. These results continue to reflect weak product demand due primarily to seasonality of sales.

Some seasonality effects were mitigated during 1997 through mass merchandiser sales; however, it is improbable that the Company will be able to maintain a significant sales level into the mass merchandiser sales channel for future periods. Management is pursuing additional venues, including other potential mass merchandiser customers, and methods to improve its sales during traditional slow demand periods.

Selling, general and administrative expenses were approximately $1.5 million during the nine months ended September 30, 1997 as compared to approximately $2.2 million for the nine months ended September 30, 1996. In the first quarter of 1996, the Company incurred a one time non-cash charge to earnings of approximately $1.43 million related to fair value recognition on common stock sold or issued to a former director and to Halter Financial Group, Inc., an entity related to a current company director, for reorganization and restructuring costs, at less than "fair value" as defined in the appropriate accounting standards. For the period of July to September, 1997 and 1996, respectively, the Company incurred operating expenses of approximately $500,000 and $450,000. The increases during the comparable nine month periods are attributable to the maturation of the Company's operations, including the ownership and operation of the Brister's and USA subsidiaries for the entire period presented during 1997. The cost levels for the June through September periods of both 1997 and 1996 are relatively constant with the principal reason for the approximately $50,000 increase due to the addition of general corporate overhead expenses. Management anticipates that current 1997 expenditure levels will remain relatively constant during future periods.

Through the third quarter of 1997, the Company incurred approximately $25,000 in research and development expenses related to new products and improvements to existing products. While specific research and development expenditure levels have not been developed by management, it is anticipated that these types of expenses will be present in future periods at fluctuating levels, primarily dependent upon available resources.

For the nine month period ended September 30, 1997, the Company incurred a net loss of approximately $917,000 as compared to a net loss of approximately $1.23 million, including the one-time accounting charge discussed above, for the comparable nine month period ended September 30, 1996. For the three month period from July through September 1997, the Company experienced a net income before income taxes of approximately $5,600 as compared to net income before income taxes of approximately $256,000 for the comparable three month period ended September 30, 1996. Management attributes the increase in the net loss for the first nine months of Fiscal 1997 compared to the comparable period of Fiscal 1996 to increased general corporate overhead expenses, an adjustment to the Company's standard cost model for cost of goods sold in 1997 and the overall seasonality of market demand for the Company's products.

Primary earnings (loss) per share were approximately $(0.28) per share for the nine months ended September 30, 1997 and approximately $(0.76) per share for the nine months ended September 30, 1996. Excluding the one time accounting charge, the nine months ended September 30, 1996 had a proforma earnings per share of approximately $0.07 per share. For the three month period from June through September 1997 and 1996, the Company experienced net income per weighted-average share of approximately $0.05 and $0.08 per share, respectively.

Additional Operations information.

 In 1997, the Company settled several product liability lawsuits with a cumulative charge to operations of approximately $44,000. The Company currently has six product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

There is no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $5,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

Liquidity and Financial Condition

With respect to the comparative balance sheet, consolidated assets of $l0.9 million at September 30, 1997 were $809 thousand higher than the $10.1 million at December 31, 1996. This increase was principally attributable to an increase in current assets of $575 thousand and an increase in net property and equipment of $395 thousand. Consolidated liabilities of $1.1 million at September 30, 1997 were $3.6 million lower than the year end balance of $4.7 million. The decrease was primarily the result of the payoff of the Company's long term debt by way of its successful secondary public offering completed in September 1997. The proceeds from the public offering also were the reason the cash balance increased by $1.3 million from December 31, 1997 to September 30, 1997.

Although Karts International Incorporated is a seasonal business with 50% or more of its sales being historically recorded in the fourth calendar quarter, management believes its cash reserves and inventory levels are sufficient to insure adequate manufacturing and shipment of finished goods. Additionally, management feels its 1997 plant additions insures the company has sufficient capacity to meet the holiday product demands.

Capital Requirements

During the first nine months of 1997, the Company has invested approximately $476,000 in new property and equipment, principally in the USA facility in Prattville, Alabama. It is anticipated that these additions will improve product quality and increase daily production capacity during peak production periods during the fourth calendar quarter of the year.

The Company has identified no further significant capital requirements for the current operating year. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.


Part II - Other Information

Item 1 - Legal Proceedings

   See accompanying notes to the consolidated financial statements

Item 2 - Changes in Securities

On September 16, 1997, the Company successfully completed the offering and sale of 1,550,000 shares of common stock and 1,550,000 warrants at $4.00 and $0.125 per share/warrant, respectively. Further, the Company sold 155,000 Underwriter's Warrants for $155. The total offering raised gross proceeds of approximately $6,393,905.

On October 24, 1997, the Company closed the Underwriter's over-allotment option on its secondary stock offering. This option sold an additional 232,500 shares of common stock at $4.00 per share and 232,500 Common Stock Warrants at $0.125 per warrant. This transaction generated approximately $959,000 in gross proceeds to the Company.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None


Part III - Information required by Rule 463
         Report of Offering of Securities and Use of Proceeds Therefrom

1a.  Effective date of Registration Statement filed on Form SB-2                    September 9, 1997

1b.  SEC file number assigned to Registration Statement:                            333-24143

1c.  CUSIP number assigned                                                          485766-20-8

2.   Has the offering  commenced?  If yes, date commenced.                          Yes, on September 9, 1997

3.   Did the offering terminate before any securities were sold?                    No

4.   Did the offering terminate prior to the sale of all securities  registered?    No

5.   Name of managing underwriter                                                   J. P. Turner & Company, LLC

6a.  Title and  code of each  class of  securities  registered                      Common  Stock-EQ
                                                                                    Redeemable
                                                                                    Common Stock
                                                                                    Warrants-OT

6b.  Describe the class of securities categorized as "other"                        Each warrant is transferrable
                                                                                    immediately upon issuance
                                                                                    and entitles the holder to
                                                                                    purchase one share of
                                                                                    Common Stock at a price of
                                                                                    $4.00 per share during the four
                                                                                    year period following the first
                                                                                    anniversary date of the
                                                                                    offering.

7. Indicate the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account of any selling security holder(s)

                                              Aggregate price                            Aggregate
     Title of              Amount              of offering             Amount           offering price
     security             registered         amount registered          sold           of amount sold
     --------             ----------         -----------------         ------          ---------------

FOR THE ACCOUNT OF THE ISSUER
-----------------------------

Common stock          1,550,000 shares              $6,200,000    1,550,000 shares        $6,200,000
Common stock
    Warrants          1,550,000 warrants              $193,750    1,550,000 warrants        $193,750
Underwriter's
    Warrants           155,000 warrants                   $155      155,000 warrants             $155



FOR THE ACCOUNT OF ANY SELLING SECURITY HOLDER(S) - None


8. State the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below: Direct or indirect payments to others

         Underwriting discounts and commissions                                            $  831,187
         Expenses paid to or for Underwriters                                                  48,000
         Other expenses                                                                       371,010
         Total expenses                                                                    $1,250,197

9.     Indicate net offering proceeds to the issuer after expenses in Item 8.              $5,143,708

10. State the amount of net offering proceeds to the issuer used for each of of the purposes listed below:

         Repayment of indebtedness                                                         $2,550,000
         Redemption of convertible preferred stock                                            625,000
         Financial advisory fee                                                                48,000
         Product development                                                                  200,000
         Advertising and marketing                                                            400,000

11.  Do the use of proceeds in Item 10 represent a material change in the use(s)
       of proceeds described in the prospectus?                                                    No


                (Remainder of this page left blank intentionally)



12.  Report of Sales of Securities and Use of Proceeds Therefrom

       Gross proceeds from
         Sale of common stock                                                              $6,200,000
         Sale of common stock warrants                                                        193,905
                                                                                            6,393,905
       Expenditures from gross proceeds
         Underwriter's commissions and discounts                                              831,187
         Payment of financial advisory fee                                                     48,000
         Retirement of Schlinger Note payable and accrued interest                          1,005,833
         Retirement of Brister Notes payable and accrued interest                           1,155,958
         Retirement of Bank lines of credit and accrued interest                              410,587
         Redemption of convertible preferred stock                                            625,000
         Legal and accounting fees                                                            515,801
         Printing expenses                                                                    135,000
         Acquisition of equipment                                                             400,000
                                                                                           ----------

       Total expenditures through September 30, 1997                                        5,127,366
                                                                                            ---------

       Remaining proceeds as of September 30, 1997                                         $1,266,539
                                                                                            =========

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KARTS INTERNATIONAL INCORPORATED


November   11  , 1997                           /s/ V. Lynn Graybill
         ------                                 --------------------------------
                                                              V. Lynn Graybill
                                                        Chairman of the Board,
                                                        President and Director


November   11  , 1997                          /s/ John V. Callegari, Jr.
         ------                                ---------------------------------
                                                        John V. Callegari, Jr.
                                                       Chief Financial Officer