Form 10KSB
period 1997-12-31
KARTS INTERNATIONAL INC
filed 1998-03-30
CIK 1010077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 000-23041

                        KARTS INTERNATIONAL INCORPORATED
           (Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                    75-2639196
     (State of Incorporation)               (I.R.S. Employer Identification No.)

  109 Northpark Boulevard, Suite 210                   70433
      Covington, Louisiana                           (Zip Code)
(Address of Principal Executive Offices)

                                 (504) 875-7350
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of Class)
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days.   Yes  X   No



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1997, were $7,626,463.

     The issuer had 4,854,133 shares of common stock and 1,782,500 public warrants outstanding as of March 23, 1998.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock as of March 23, 1998, was $11,824,988.



                     1997 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description

                                     PART I

Item 1    Business............................................................................................... 3
Item 2    Properties............................................................................................ 12
Item 3    Legal Proceedings..................................................................................... 13
Item 4    Submission of Matters to a Vote of Security Holders................................................... 13


                                                      PART II

Item 5    Market for the Company's Common Stock and Related Stockholder Matters................................. 14
Item 6    Management's Discussion and Analysis or Plan of Operation............................................. 15
Item 7    Consolidated Financial Statements..................................................................... 20
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................. 20


                                                     PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
          of the Exchange Act................................................................................... 21
Item 10   Executive Compensation................................................................................ 22
Item 11   Security Ownership of Certain Beneficial Owners and Management........................................ 25
Item 12   Certain Relationships and Related Transactions........................................................ 26
Item 13   Exhibits, Financial Statements and Reports on Form 8-K................................................ 29


                                SIGNATURES, FINANCIAL STATEMENTS AND EXHIBIT INDEX

Signatures...................................................................................................... 32
Financial Statements........................................................................................... F-1
Exhibit Index


                                     PART I

ITEM 1.   BUSINESS

General

     Karts International Incorporated, a Nevada corporation (the "Company"), through its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., a Louisiana corporation ("Brister's"), and USA Industries, Inc., an Alabama corporation ("USA"), designs, manufactures and distributes recreational fun karts ("Fun Karts"), also referred to as "go karts." Fun Karts are four-wheeled, gas-powered vehicles typically equipped with engines of five to eight horsepower and purchased by consumers principally for off-road recreational use. Consolidated revenues of the Company for the fiscal year ended December 31, 1997 were approximately $7,626,463 million as compared with revenues of approximately $8,327,316 million for the fiscal year ended December 31, 1996. The Company operates manufacturing facilities in Roseland, Louisiana and Prattville, Alabama, and currently maintains its executive offices in Covington, Louisiana. It is anticipated that the Company's executive offices will be moved to its Roseland manufacturing facility during the second quarter of fiscal 1998.

     The karts industry is comprised of three principal segments, Fun Karts, racing and concession karts. Fun Karts, the largest segment, are karts sold to consumers for general recreational use. Racing karts are specially designed for use on established tracks in a controlled racing environment. Concession karts are designed for use by amusement and entertainment centers which provide karts and facilities for customers' use on a rental basis. Historically, Brister's and USA have concentrated their efforts in the Fun Karts market.

     The Company offers a complete product line of Fun Karts, differentiated by drive train, seating capacity, tire size and tread design. Thirty-two Fun Kart models are available in three different colors, black, blue and red, which are sold under the Thunder Karts and USA Fun Karts brand names. The Company's models offer a wide range of standard and optional features which enhance the safety, operation, riding comfort and performance of its Fun Karts. Such features include the exclusive, patented automatic throttle override; full safety cage; safety flag; three kinds of drive trains, including live axle, single wheel pull and torque converter; clutch lubrication system; high speed bearings; adjustable throttle and seats; steel rims; band and disc brakes; and Briggs & Stratton five horsepower engines. The end-users of the Company's Fun Karts are primarily seven- to 17-year-old males, living with their parents in suburban and rural markets. Typical Fun Kart purchasers are parents who purchase Fun Karts for their children.

     The Company relies on a broad and diversified national independent dealer network and mass merchandisers to sell its Fun Karts. Prior to 1996, the Company sold its products through its network of over 700 dealers, primarily lawn and garden stores, motorcycle outlets, hardware stores and specialty karts dealers, located in 40 states. The major markets for the Company's Fun Karts are in the Southeast and Southwest regions of the United States. In 1997, the Company sold approximately 79% of its Fun Karts to dealers primarily located in Louisiana, Texas, Mississippi and Florida. Although there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other retailers in a limited geographic area surrounding the high volume dealer. To become a Fun Kart dealer, the Company generally requires a retailer to annually purchase six or more Fun Karts. Dealers usually maintain an inventory of three to five Fun Karts which increases during the Christmas holiday season. For eligible dealers, the Company offers a dealer floor plan financing program through an unaffiliated financial services company.

     To broaden its distribution channels, the Company in 1996 began selling its Fun Karts to mass merchandisers. In 1996, sales to mass merchandisers represented approximately 21% of the Company's revenues for such fiscal year. In 1997, mass merchandisers accounted for approximately 17% of 1997 revenues. The Company does not believe that any mass merchandiser will account for 10% or more of the Company's 1998 revenues. Management believes that mass merchandisers represent a significant untapped market for Fun Karts.

     The Company's operating strategy is to increase its sales and market share by producing safe, high-quality and reliable Fun Karts at competitive prices; continue to improve manufacturing efficiency; and continue diversification of domestic distribution channels. The Company's growth strategy is to increase its brand and product recognition by innovative marketing to its target users; broaden its product lines through improved product design and development; and expand its geographic presence and market share by continued emphasis on expansion of its domestic dealer and mass merchandiser networks, through further penetration of international markets, and through acquisitions of manufacturers of karts and related products that provide synergistic growth opportunities for the Company.

     On February 28, 1997, effective on March 24, 1997, the Company's Board of Directors approved a two- for-three reverse stock split and a corresponding reduction of the authorized shares of Common Stock. The issued and outstanding shares of Common Stock shown in the historical consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-KSB reflect the effect of the March 24, 1997 reverse stock split as if this reverse stock split had occurred as of the beginning of the first period presented.

     Unless otherwise indicated herein, the financial, business activities, management and other pertinent information herein relates on a consolidated basis to the Company and its wholly-owned subsidiaries, Brister's and USA. The Brister's and USA acquisitions in 1996 were accounted for using the purchase method of accounting for business combinations. The Company has allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired has been recorded as goodwill. The financial and other information regarding the Company set forth herein reflects, for the periods presented, the consolidated results of operations of the Company, Brister's and USA for the respective periods owned.

     The address of the Company's principal executive office is 109 Northpark Boulevard, Suite 210, Covington, Louisiana 70433, and its telephone number is
(504) 875-7350. The Company maintains manufacturing facilities at 202 Challenge Avenue, Prattville, Alabama 36067 and Highway 51 South, Roseland, Louisiana 70456.

Recent Financings

     1997 Public Offering. On September 16, 1997, the Company consummated a public offering of securities (the "1997 Public Offering") whereby the Company sold an aggregate of 1,550,000 shares of common stock, $.001 par value per share (the "Common Stock"),at a price of $4.00 per share, and 1,550,000 Redeemable Common Stock Purchase Warrants (the "Warrants") at $0.125 per Warrant. Each Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 per share during the four year period commencing on September 9, 1998 (the "First Exercise Date"). The Warrants are redeemable by the Company at a redemption price of $0.01 per Warrant, at any time after the First Exercise Date, upon thirty (30) days written notice to the Warrant holders, if the average closing price of the Common Stock equals or exceeds $8.00 per share of Common Stock for the 20 consecutive trading days ending three days prior to the date of the notice of redemption.

     The Company received net proceeds of approximately $5,017,650 from the sale of the securities offered in the 1997 Public Offering after payment of offering expenses and underwriting discounts and commissions. Proceeds from the 1997 Public Offering were used as follows: (i) $2,250,000 for the repayment of indebtedness, including payment of approximately $1,200,000 for two promissory notes owed to Charles Brister, a director of the Company, for a portion of the consideration for the acquisition of Brister's in 1996 (the "Brister's
Acquisition"); (ii) $625,000 for the redemption of the Company's convertible preferred stock; (iii) $48,000 for a financial advising fee payable to J.P. Turner Company, L.L.C., the representative of the underwriters of the 1997
Public Offering; (iv) $200,000 for product development; (v) $400,000 for advertising and marketing expenses; and (vi) the remaining approximately $1,700,000 for working capital purposes.

     Under the terms of the 1997 Public Offering, the underwriters were granted an over-allotment option to purchase 232,500 additional shares of Common Stock and 232,500 additional Warrants. The over-allotment option was exercised and the transaction closed in October 1997, with the Company selling to the underwriters an additional 232,500 shares of Common Stock for $4.00 per share and 232,500 additional Warrants for $0.125 per Warrant for net proceeds of approximately $834,385 after payment of offering expenses and underwriting discounts and commissions. Net proceeds from the exercise of the over-allotment option are being used for working capital purposes.

     Bridge Financing. On November 15, 1996, the Company completed a private offer and sale of 25 Units to 17 accredited investors for total proceeds of $625,000 (the "Bridge Financing"). Each Unit consisted of one share of convertible preferred stock (the "Convertible Preferred Stock") and 6,667 warrants (the "1996 Warrants"). Each 1996 Warrant entitles the holder to purchase, for a period of 42 months after November 15, 1996 one share of the Company's Common Stock at an exercise price of $4.50 per 1996 Warrant subject to further adjustment in certain circumstances. Argent Securities, Inc. acted as placement agent for the Company in this offering and received certain compensation. On March 6, 1997, each holder of the Convertible Preferred Stock agreed to the conversion of the Convertible Preferred Stock at the completion of the Company's 1997 Public Offering at the conversion rate of one share of Convertible Preferred Stock for $25,000, 4,167 shares of Common Stock and the issuance of an additional 13,334 1996 Warrants for each share of Convertible Preferred Stock held as further consideration for waiving certain registration rights and agreeing to certain lock-up provisions. At the closing of the 1997 Public Offering, the Company issued to the Convertible Preferred Stockholders 104,175 shares of Common Stock, 333,350 1996 Warrants and paid $625,000 upon conversion of the outstanding shares of Convertible Preferred Stock.

Seasonality

     Most Fun Karts are sold during the last quarter of the calendar year and are typically purchased as Christmas gifts by parents for their children. Sales of Fun Karts are generally the lowest during the first quarter of each year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a major customer could have a material adverse impact on the Company's business, financial condition and results of operations.

     Traditionally, many dealers have sold Fun Karts only during the Christmas holiday season. Recent market growth can be attributed to many of these dealers beginning to sell Fun Karts year round. The Company believes that if its business strategies are successfully implemented in 1998 and future years, there will be some mitigation of the seasonality aspect of the Company's Fun Karts sales. The Company also intends to offset the seasonal aspects of its current business operations through acquisitions of manufacturers of product lines that are compatible with the Company's business objectives and offer product diversity which have year round demand.

Operating Strategy

     Produce Safe, High Quality and Reliable Fun Karts at Competitive Prices. The Company believes that it is one of the leaders in the development of safety-related features for Fun Karts, which, along with price, is a key consideration for the Fun Kart purchaser, the parent of the seven- to 17-year-old male. The Company believes it was the first manufacturer in the Fun Karts industry to provide full safety cages and adjustable seats, which are now standard features on most Fun Karts. The Company is the exclusive Fun Kart manufacturer installing its patented automatic throttle override system on Fun Karts. Producing high quality, reliable products increases customer satisfaction, and the Company believes this is one of the key elements of its success in the highly competitive karts industry. The Company believes its strategy of selling its Fun Karts through independent dealers and selected mass merchandisers helps to ensure that the Company's products are competitive with those of other manufacturers in terms of safety, consumer acceptability, product design, quality and price.

     Continue to Improve Manufacturing Efficiency. Management believes that greater productivity will reduce operating costs. The Company believes that modernization of its manufacturing facilities is essential to improving the quality of the Company's products and promoting the price competitiveness of its Fun Karts. The Company intends to expand and renovate, as necessary, its manufacturing facilities, purchase new equipment and maintain strict cost controls as a means to enhance the production of high quality Fun Karts. In 1997, the Company made capital expenditures of approximately $400,000 for the installation of a powder paint system and tube bending machine at its manufacturing plant in Prattville, Alabama. Management continuously reviews the floor plan of its manufacturing facilities to determine revisions that will enhance manufacturing efficiency. Additional labor at reasonable costs is readily available in the vicinity of the Company's manufacturing facilities. Management believes that with limited expansion of its current facilities, the Company will be able to meet projected increased customer demand for the Company's products for the foreseeable future.

Growth Strategy

     Increasing Brand and Product Recognition By Innovative Marketing to Target Users. The Company believes that if it is to further penetrate its target market, the seven- to 17-year old male, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents. The Company intends to increase its penetration of this market by enhancing potential customers' awareness of its products by advertising in youth-oriented publications, as well as motor racing and motorcycle publications, establishment of a Company home page on the World Wide Web portion of the Internet, displaying and promoting the Company's products at NASCAR races, and through the use of traditional print, billboard and to a lesser extent, television and radio media.

     Expansion of Geographic Presence. The Company intends to expand its geographic presence and increase its market share within and outside of its core and contiguous markets by continued emphasis on the development and expansion of its dealer and mass merchandiser networks, establishing relationships with independent sales representatives to serve regions of the United States which are currently underpenetrated by the Company and possible acquisition of kart manufacturers and related businesses that offer synergistic growth opportunities for the Company. Although the Company is actively seeking acquisitions that would meet its strategic objectives, it currently has no agreements or understandings with respect to any such acquisition and there can be no assurance that the Company will be successful in its acquisition efforts. Further, the ability of the Company to effect its strategic plans will be dependent upon its obtaining financing for such acquisitions, which there can be no assurance will be available.

Acquisition Strategy

     The Company continually evaluates acquisition opportunities of operating entities or product lines compatible with its current operations. Target companies will be in the Fun Karts or related business or will provide the Company with complementary capabilities such as manufacturing, distribution or shipping. Acceptable acquisition candidates are expected to be (i) companies having three or more years operating history and annual revenues from $5 to $15 million, (ii) businesses with different or expanded distribution channels through which the Company may market its current and/or future products, and
(iii) companies with existing manufacturing capabilities which may allow the Company greater operating efficiencies through vertical integration of its manufacturing and assembly functions. There are no current agreements, commitments, letters of intent or understandings with any acquisition candidates. The Company intends to aggressively pursue growth through acquisitions, subject to financial and managerial resources.

     Management believes that it will be necessary to obtain additional financing prior to a major acquisition. The Company anticipates that the financing of any acquisition will be paid in cash, issuance of capital stock or debt instruments, or a combination thereof. To the extent that the Company issues capital stock in any acquisition, its stockholders may incur dilution in their investment in the Company. The issuance of debt to finance acquisitions may result in the encumbrance of Company assets, impede the Company's ability to obtain bank financing, decrease the Company's liquidity and adversely affect the Company's ability to declare dividends to its stockholders.

Product Lines

     The Company produces a full line of Fun Karts, currently consisting of 32 models which are variations on 15 different frames available in three different colors, black, blue and red. The models are differentiated by drive train (single wheel pull, live axle or torque converter), seating (single or double), tires (standard or custom) and frame size. The Company markets its Fun Karts under the brand names of Thunder Karts and USA Fun Karts, which includes the Blackhawk, Coyote, Eagle, Cobra and Land Runner models.

     The Company believes its Fun Karts enjoy a premier image in its core markets and that its Fun Karts have a reputation for quality, performance, style, comfort, ride and handling. The Company's models offer a wide range of standard and optional features which enhance the operation, safety, riding comfort and performance of its Fun Karts. Such features include band brakes, five horsepower Briggs & Stratton engine, automatic throttle override system, full safety cage, automatic clutch lubrication system, powder paint, high speed bearings and safety flag. The Company's USA Coyote Fun Kart has oversize wheels and has the added features of a torque converter and disc brakes.

     The Company's patented, exclusive automatic throttle override system was named the 1995 Product of the Year for the recreational kart industry by Kart Marketing International, a trade magazine for the kart industry. This safety feature prohibits throttling and braking at the same time, regardless of the position of the gas pedal. If the brake pedal is depressed slightly, the engine will revert to the idle position immediately, and will not let throttling engage until the pedal is released. Significant benefits of this system include virtual elimination of throttle runaways; enhancement of safety for inexperienced drivers; stopping of simultaneous braking and throttling; easier braking; and extended brake life. The Company has an exclusive license from Mr. Brister to use the automatic throttle override system on its Fun Karts. See "-- Patents and Proprietary Technology" and "Certain Relationships and Related Transactions."

Manufacturing Operations

     The Company, through its two wholly-owned subsidiaries, operates manufacturing facilities in Roseland, Louisiana and Prattville, Alabama. The Company's manufacturing facilities include a 48,000 square foot building in Roseland and a 20,000 square foot facility located in Prattville. The management of the Company's manufacturing facilities typically consists of a plant manager, a production manager, a material manager and a quality control manager. These mid-level managers control operations of the respective manufacturing facilities, with assistance and guidance from the Company's executive officers. The Roseland facility is leased from Charles Brister, a director of the Company, and the Company owns the Prattville facility which includes a two-acre tract of land. See "Properties" and "Certain Relationships and Related Transactions."

     Management believes the Prattville facility could be expanded to a 40,000 square foot facility on the existing land. The Company has an option to acquire two acres adjacent to its Prattville facility for future expansion. The Prattville plant is located in a planned industrial park with adequate support utilities and freight services. The Company is currently expanding its Roseland facility to provide for approximately 2,400 square feet of additional executive office space. The Company intends to move its executive offices to its Roseland facility during the second quarter of fiscal 1998. See "Properties."

     Fun Kart production levels at the Company's manufacturing plants vary depending on the season. Between January and May, the Company generally utilizes a 10-hour work day four days a week at its plants. In June, the work week expands to five days and peaks in November at six days. Additional labor at reasonable costs is readily available in the vicinity of the Company's manufacturing facilities. Management believes that with limited expansion of its current facilities, the Company will be able to meet projected increased customer demand for the Company's products for the foreseeable future.

Quality Control, Warranties and Service

     The Company adheres to strict quality standards and continuously refines its production procedures to increase productivity and reduce warranty costs. Each Fun Kart is inspected and numbered during assembly for compliance with certain quality control standards. The Company provides the purchaser of its Fun Karts with a 90-day limited warranty against certain manufacturing defects in the Fun Kart's construction. There are also direct warranties that are provided by the manufacturer of the engine and certain component parts. The Company's Fun Karts are usually serviced by the dealers. Neither Brister's nor USA have historically incurred any significant warranty claims and have never had a recall of any of their products.

Patents and Proprietary Technology

     The Company does not own any patents, trademarks or service marks. However, Charles Brister, a director of the Company, owns certain patents and trademarks which are licensed to the Company and which allows the Company to use certain brand names and utilize the automatic throttle override system ("ATOS") on its Fun Karts. The Company's success is dependent upon, among other things, its continued ability to use these patented items and trademarks. There can be no assurance that any patents or trademarks which may be issued to the Company, or which the Company may license from third parties or Mr. Brister, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. The Company will continue to implement protective measures and intends to aggressively defend its proprietary rights. See "Certain Relationships and Related Transactions."

     The Company, in March 1996, entered into a license agreement with Charles Brister under which Mr. Brister has licensed to the Company for a period of five years (at no cost to the Company during the first year) all of the Intellectual Property (as hereinafter defined), which was owned by Mr. Brister on March 15, 1996, and all Intellectual Property developed and/or owned by Mr. Brister at any time subsequent to March 15, 1996. After the first year of the license agreement, the Company and Mr. Brister agreed to enter into subsequent agreements defining the license fee and royalty payments based on terms at least as favorable as Mr. Brister has received, or could have received, in arms'-length transactions with third parties. "Intellectual Property" is defined as all domestic and foreign letters, patents, patent applications, patent licenses, software licenses and know-how licenses, trade names, trademarks, copyrights, unpatented inventions, service marks, trademark registrations and applications, service mark registration and applications and copyright registration and applications owned or used by Brister's in the operation of its business.

     On March 15, 1997, the Company and Mr. Brister entered in an addendum to the License Agreement and a related Royalty Agreement which provides for the payment of a one-time license fee and future royalties, respectively, by the Company to Mr. Brister for the use by the Company for a three-year period of the ATOS developed and patented by Mr. Brister. The Company has paid Mr. Brister an initial $10,000 license fee and agreed during the first year of the three year extension to pay him a royalty of $1.00 for each Company Fun Kart on which the ATOS was installed. During the second and third year of the agreement, the Company agreed to pay during each year a royalty of $1.00 for each Company Fun Kart on which the ATOS was installed or $20,000 annually whichever is greater.

Sales and Marketing

     Sales. The Company primarily relies on a broad and diversified national independent dealer network to sell its Fun Karts. The Company sells directly to approximately 700 dealers located in 40 states, with most dealers concentrated in the Southeast and Southwest regions of the United States. In 1997, the Company sold approximately 79% of its Fun Karts to dealers primarily located in Louisiana, Texas, Mississippi and Florida.

     The Company believes that its independent dealer network enables the Company to achieve broader distribution of its products than if the Company operated its own retail outlets. Selling through independent dealers also allows the Company to avoid the substantial investment in management and overhead associated with the operation of company-owned retail stores. In addition, the Company's strategy of selling its products through independent dealers helps to ensure that the Company's Fun Karts are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers are good.

     While there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other dealers in a limited geographic area surrounding the location of a high volume dealer. To become a dealer, the Company generally requires a retailer to annually purchase six or more Fun Karts. Most dealers keep an inventory of three to five Fun Karts, which increases during the Christmas holiday season. Credit terms are 30 days with no discount. For dealers who meet certain credit requirements, the Company offers a dealer floor plan financing program through an unaffiliated financial services company. The floor plan agreement may be terminated at any time by the Company or the financial services company with 30 days written notice to the other party and may be terminated by the financial services company upon an event of default by the Company, which includes failure by the Company to pay any amounts owed to the lender when due, cessation of business or bankruptcy of the Company or a material adverse change in the Company's financial condition. The Company, at its option, will allow approved dealers up to 120 days of interest-free financing under the floor plan agreement. The floor plan arrangement requires the Company to repurchase units in the event of dealer default. The Company does not currently have any significant contingent liability under the repurchase obligation of the floor plan agreement.

     Typical domestic dealers include lawn and garden shops, hardware stores, motorcycle shops, automobile parts stores and specialty karts dealers. The Company believes the dealer distribution channel is underpenetrated. The Company estimates that less than 10% of the lawn and garden stores and less than 5% of the motorcycle dealers in the United States sell Fun Karts.

     Marketing. The historical marketing strategy of Brister's and USA has been to build a broad and diverse independent dealer base, primarily in the Southeast and Southwest regions of the United States, by offering safe, high-quality and reliable Fun Karts that are competitively priced and timely delivered. The Company's future marketing efforts are designed to maintain and expand its independent dealer network in the Southern and Western regions of the United States and in foreign markets through direct communications with dealers and assisting them with their selling and marketing efforts with Company-sponsored seminars, discounts or rebate products and advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotion items for use by dealers. The Company will also seek to increase sales to mass merchandisers with direct communication, engaging independent sales representatives and attendance by Company representatives at Fun Kart and industry related trade shows.

Backlog

     The Company typically fills and ships customer orders within three to seven days of receipt of the order and, therefore, maintains no significant backlog.

Governmental Regulations

     Consumer protection laws exist in many states in which the Company markets its products. Any violation of such laws or regulations could have a material adverse effect on the Company. The Company's manufacturing facilities are inspected by the Occupational Safety and Health Administration. The Company believes that it is generally in compliance in all material respects with all currently applicable federal and state laws and regulations. Federal, state and local environmental regulations are not expected to have a material effect on the Company's operations. However, if the Company in the future acquires an entity which is in violation of consumer or environmental laws and regulations, such violations may have a material adverse effect on the Company's operations.

     Management believes certain states, including California, have proposed legislation involving emission or other safety standards for the type of gas-powered type engines installed on the Company's Fun Karts. The Company is currently unable to predict whether such legislation will be enacted in the future and, if so, the ultimate impact on the Company and its operations.

Employees

     The Company employs approximately 90 employees of which 45 are employed on a full-time basis. Eight employees are administration and sales personnel, 10 are plant management and supervisory personnel and the remainder are hourly employees involved in manufacturing and shipping. In spite of the seasonal nature of sales, the Company attempts to keep all personnel employed year-round and increases the hours per work week to meet seasonal demand. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Competition

     The Fun Karts industry is highly competitive, and there is no assurance that the Company will be able to compete profitably in this industry in the future. The Company expects that it will continue to face intense competition as its business and acquisition strategies are implemented. Such competition may result in reduced sales, reduced margins, or both. The Company is and will be competing with larger, better capitalized companies which may be better positioned to respond to shifts in consumer demand and other market related changes. If other companies introduce new and modified products before the Company achieves significant market expansion, the Company may experience growth below projected levels which could have a material adverse effect on the Company's operating results. However, the Company believes that it will be able to compete effectively with its competitors by diversifying its product line and expanding its market share through implementation of its business and acquisition strategies.

Business Risk Factors

     Risks Relating to Growth and Expansion. The ability of the Company to execute its growth strategy will depend on certain factors, including ability of sales and marketing personnel to retain and expand the Company's dealers and mass merchandiser networks, market acceptance of Company's modified and new products, ability to further penetrate the Company's target market and increase consumer awareness of its products by advertising, ability to consummate acquisitions of kart manufacturers and related businesses, general economic and industry conditions, and other factors, many of which are beyond the control of the Company. Even if the Company's revenues and earnings grow rapidly, such growth may significantly strain the Company's management and its operational and technical resources. If the Company is successful in obtaining greater market penetration with its products, the Company will be required to deliver increasing volumes of its products to its customers on a timely basis at a reasonable cost to the Company. No assurance can be given that the Company can expand its manufacturing capacity to meet increased product demand or that the Company will be able to satisfy increased production demands on a timely and cost-effective basis. There can be no assurance that the Company's growth strategy will be successful. Further, if one or more of the component parts of the Company's growth strategy is unsuccessful, there can be no assurance that such lack of success will not have a material adverse effect on the Company's results of operations or financial condition.

     Seasonality and Fluctuations in Quarterly Operating Results. The Company has historically experienced stronger demand for its products in the third and fourth quarters of each calendar year. Operating results may fluctuate due to factors such as the timing of the introduction of new products, price reductions by the Company and its competitors, demand for the Company's products, new product mix, delay, cancellation or rescheduling of orders, performance of third party manufacturers, available inventory levels, seasonal cost increases and general economic conditions. A significant portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays in orders by a large customer or group of customers could have a material adverse impact on the Company's business, financial condition and results of operations.

     Growth Strategy and Risks Relating to Future Acquisitions. One element of the Company's growth strategy involves growth through the acquisition of other companies, assets or product lines that would complement or expand the Company's business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital. Future acquisitions by the Company could result in potentially dilutive issuances of securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially affect the Company's profitability. In addition, acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, and the potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to consummate any acquisitions on suitable terms. Other than as required by the Company's Articles of Incorporation, Bylaws and applicable laws, stockholders of the Company generally will not be entitled to vote upon such acquisitions.

     Potential Product Liability and Insurance Limits. The nature of the products manufactured by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its Fun Karts product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $5 million occurrence basis product liability insurance with a $50,000 self-insured retention and $5 million maximum per occurrence coverage. The Company currently has six pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that as its sales of Fun Karts increase, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that the Company's insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing insurance coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets. See "Legal Proceedings."

     The Company Does Not Own Any Patents; Dependence on License Agreement with Director. The Company does not own any patents, trademarks or service marks.
However, Mr. Charles Brister, a director and principal stockholder of the Company, owns certain patents, technology and trademarks which are licensed to the Company and allows the Company to use brand names and utilize the ATOS on its Fun Karts. The Company's success is dependent upon, among other things, its continued ability to use these patented items and other proprietary materials. The termination of the license agreement with Mr. Brister prior to its term would have an adverse effect upon the Company's ability to produce its current line of Fun Karts. Furthermore, there can be no assurance that if the license agreement is terminated prior to its initial term that the Company could find suitable substitutions for the licensed items and technology or that its Fun Karts, produced without the licensed items and technology, would receive the same market acceptance. Also, there is no assurance that the technology licensed to the Company, or that the Company might license in the future, will quickly become obsolete due to the development of other, more advanced technology by competitors of the Company. See "Certain Relationships and Related Transactions."

     Concentration of Manufacturing Facilities. The Company's manufacturing operations are conducted at, and substantially all of the Company's inventory is maintained in, two facilities, one in Roseland, Louisiana and the other in Prattville, Alabama. Any significant casualty loss to, or extended interruptions of operations at, either facility would have a material adverse effect on the Company. Replacement of the Company's manufacturing equipment could take several months and would have a material adverse effect on the Company.

     Informal Supply Arrangements. Most of the component parts, including engines, wheels, tires, seats, steering wheels, steering tire rods and other miscellaneous parts, used in the manufacture of the Company's Fun Karts are purchased from various domestic vendors under informal arrangements. Although the Company believes its relationship with its vendors to be excellent, the loss of any vendor may cause the Company to experience a temporary delay in the production of the Company's Fun Karts. The Company believes other engine vendors and suppliers of other component parts necessary for the production of Fun Karts are readily available.

     Dependence on Independent Dealers. The Company has not entered into written agreements with its Fun Karts dealers and in turn the dealers are under no obligation to purchase the Company's Fun Karts. In 1997, approximately 83% of the Company's combined revenues were the result of sales to its independent dealers. No one dealer or group of affiliated dealers accounted for 10% or more of the Company's 1997 revenues. While the Company believes that its relations with its independent dealers are generally good, there can be no assurance that the Company will be able to maintain these relationships, that a majority of its dealers will continue to sell the Company's Fun Karts or that the Company will be able to attract and retain quality independent dealers. If a significant number of the Company's dealers ceased to order Fun Karts from the Company or if the Company is unable to expand its dealer network, the Company's financial condition and results of operations would be adversely affected.

     Forward-Looking Statements and Associated Risk. Management believes that this Annual Report on Form 10-KSB for the year ended December 31, 1997 contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate.


ITEM 2.           PROPERTIES

Facilities

     The following table sets forth information concerning the Company's facilities:


                                   Date Leased                                      Expiration of        Approximate
           Location                or Acquired               Description             Lease Term        Square Footage
------------------------------- -----------------  -----------------------------  -----------------  ----------------
Covington, Louisiana                  1996         Corporate Offices(1)                 2001                3,400
Roseland Louisiana                    1996         Manufacturing facility(2)            2000               48,000
Prattville, Alabama                   1996         Manufacturing facility                (3)               20,000



(1)  The monthly lease payment is $4,058 with adjustments for Consumer Price
     Index.
(2) The Company and Charles Brister, a director of the Company, have entered into a Real Estate Option Right of First Refusal Agreement. This agreement provides that the Company may, at its sole option, purchase the Roseland facility for an aggregate purchase price of $550,000. The option can be exercised after December 31, 1997 and expires on December 31, 2000. On March 15, 1996, the Company and Mr. Brister entered into a lease agreement for this facility which provides for a two-year primary term with a two-year renewal option. The Company has exercised the two-year renewal option. The monthly lease payment is $6,025 with adjustments for increases in the Consumer Price Index. The Company believes these terms are comparable to existing market rates in the region. Approximately 45,000 square feet is used for manufacturing and 3,000 square feet is used for office space at the Roseland facility. The Company is currently expanding its Roseland manufacturing facility to provide for approximately 2,400 square feet of additional executive office space. The Company intends to move its executive offices to the Roseland manufacturing facility during the second quarter of 1998. See "Certain Relationships and Related Transactions."
(3) The Prattville facility is situated on a two-acre tract of land owned by the Company. This property is subject to a mortgage held by a financial institution with a principal balance of approximately $224,295 at December 31, 1997 with interest at the financial institution's commercial base rate. The Company is obligated to make monthly payments of principal and interest of $2,626 until 2010. The Prattville facility could be expanded to 40,000 square feet on the existing land. The Company has an option to acquire two acres adjacent to its existing facilities for future expansion. The Prattville facility is located in a planned industrial park with adequate support utilities and freight services.

ITEM 3.  LEGAL PROCEEDINGS

     The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $5 million occurrence basis product liability insurance (with coverage being provided in respect of accidents which occurred during the policy year, regardless of when the related claim is made) with a $50,000 self-insured retention and $5 million maximum per occurrence coverage. The Company has six pending product liability claims. None of the current claims are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

     In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and, except as discussed below, the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

     On February 4, 1997 a lawsuit was filed in Federal District Court in New Orleans, Louisiana against the Company, Brister's and an unaffiliated insurance broker by the Company's insurance underwriter to have insurance coverage declared as null and void for an alleged material misrepresentation on the insurance application. This action arose as a result of the payment in 1997 by the insurance underwriter of $700,000 in settlement of a product liability lawsuit against Brister's and other defendants. The Company has filed a counterclaim against the Company's insurance broker relating to possible negligence and misrepresentations made by the insurance broker to the insurance underwriter regarding Brister's prior product liability claims history. The Company intends to vigorously defend this lawsuit. The Company is currently engaged in discovery and is unable to predict the outcome of this litigation. If the Plaintiff is successful in this litigation and is awarded a judgement for damages against the Company and Brister's, such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. Under the terms of the Brister's Acquisition, the Company may offset certain product liability claims against certain shares of the Common Stock of the Company issued to Charles Brister, a director and principal stockholder of the Company, as partial consideration for the Brister's Acquisition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1997 nor the first quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market system under the symbol "KINT" and "KINTW", respectively. The following table sets forth the range of high and low closing bid prices for the Common Stock and the Warrants for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                                                       Common Stock                        Warrants
                                                       Bid Price(1)                        Bid Price
                                            ------------------------------------------------------------------

Calendar Year 1998                                 Low             High               Low             High
------------------
                                            ------------------------------------------------------------------

First Quarter (through March 23, 1998)           $2.75             $3.75            $0.56            $1.19

                                                       Common Stock                        Warrants
                                                       Bid Price(1)                        Bid Price
                                            ------------------------------------------------------------------

Calendar Year 1997                                 Low             High               Low             High
------------------
                                            ------------------------------------------------------------------

First Quarter                                    $4.13             $4.88              --               --
Second Quarter                                   $4.00             $4.50              --               --
Third Quarter(2)                                 $4.00             $5.38            $1.00            $1.50
Fourth Quarter                                   $3.00             $4.75            $0.69            $1.25

                                                       Common Stock
                                                         Bid Price
                                                  ----------------------
Calendar Year 1996                                 Low             High
                                                  -----            -----
Second Quarter(3)                                 $5.63            $5.63
Third Quarter                                     $4.13            $5.63
Fourth Quarter                                    $4.13            $4.88


-----------------
(1) Prices have been adjusted to reflect a two-for-three reverse stock split of the Company's Common Stock effective March 24, 1997.
(2) The Common Stock and Warrants began trading on the Nasdaq SmallCap Market under the symbols "KINT" and "KINTW", respectively, on September 9, 1997.
(3) The Common Stock traded on the NASD Electronic Bulletin Board from June 27, 1996 to September 9, 1997.

     On March 23, 1998, the closing bid and ask prices for the Common Stock were $3.00 and $3.31, respectively, per share and the closing bid and ask prices for the Warrants were $0.75 and $1.00, respectively, per Warrant. As of March 23, 1998, 4,854,133 shares of Common Stock were issued and outstanding and 1,782,500 Warrants were outstanding.

     Holders. As of March 3, 1998, there were approximately 700 record and beneficial holders of the Company's Common Stock and 300 record holders of the Warrants.

     Dividends. The Company has not paid or declared any dividends with respect to its Common Stock or Convertible Preferred Stock, nor does it anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors of the Company and will depend, among other things, on the Company's earnings, if any, its financial requirements for future operations and growth and such other facts as the Company may then deem appropriate. The Company has agreed that, for a period of two years from the closing of the 1997 Public Offering, without the consent of the representative of the underwriters, it shall not redeem or issue any of its securities or pay any dividends, or make any other cash distributions in respect of its securities, in excess of the amount of the Company's current or retained earnings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company had no significant business operations from 1989 through March 1996. Prior to that time, the Company was engaged in the mining industry, principally through joint ventures with related parties involving mining properties located in Colorado. The Company is in the business of manufacturing and marketing Fun Karts for the consumer market.

     Effective at the close of business on March 31, 1996, the Company purchased 100% of the issued and outstanding stock of Brister's, a Louisiana corporation organized on August 2, 1976, from Charles Brister, a director and principal stockholder of the Company, for a total purchase price of $6.3 million (the "Brister's Acquisition"). The purchase price was paid with $2.0 million cash, issuance of $1.2 million of promissory notes (the "Brister Notes") and the issuance to Mr. Brister of 516,667 shares of restricted shares of Common Stock valued at $3.1 million. The Brister's Acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocated the total purchase price to assets acquired based on their relative fair values. Any excess of the purchase price over the fair value of the assets acquired is recorded as goodwill. Results of operations of Brister's are included in the Company's consolidated financial statements beginning on the effective date of the Brister's Acquisition.

     Effective at the close of business on November 21, 1996, the Company purchased 100% of the issued and outstanding stock of USA, an Alabama corporation organized on January 2, 1992, from four USA stockholders for a total purchase price of $1,000,000 (the "USA Acquisition"). The purchase price was paid with $250,000 in cash and the issuance to the USA stockholders of an aggregate of 166,667 restricted shares of the Company's Common Stock valued at $750,000. The USA Acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired is recorded as goodwill. Results of operations of USA are included in the Company's consolidated financial statements beginning on the effective date of the USA Acquisition.

     On September 16, 1997, the Company consummated its 1997 Public Offering whereby the Company sold an aggregate of 1,550,000 shares of Common Stock at a price of $4.00 per share, and 1,550,000 Warrants at $0.125 per Warrant. Each Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 per share during the four year period commencing on September 9, 1998 (the "First Exercise Date"). The Warrants are redeemable by the Company at a redemption price of $0.01 per Warrant, at any time after the First Exercise Date, upon thirty (30) days written notice to the Warrant holders, if the average closing price of the Common Stock equals or exceeds $8.00 per share of Common Stock for the 20 consecutive trading days ending three days prior to the date of the notice of redemption.

     The Company received net proceeds of approximately $5,017,650 from the sale of the securities offered in the 1997 Public Offering after payment of offering expenses and underwriting discounts and commissions. Proceeds from the 1997 Public Offering were used as follows: (i) $2,250,000 for the repayment of indebtedness, including payment of the Brister Notes; (ii) $625,000 for the redemption of the Company's Convertible Preferred Stock; (iii) $48,000 for a financial advising fee payable to J.P. Turner Company, L.L.C., the representative of the underwriters of the 1997 Public Offering; (iv) $200,000 for product development; (v) $400,000 for advertising and marketing expenses; and (vi) the remaining approximately $1,700,000 for working capital purposes.

     Under the terms of the 1997 Public Offering, the underwriters were granted an over-allotment option to purchase 232,500 additional shares of Common Stock and 232,500 additional Warrants. The over-allotment option was exercised and the transaction closed in October 1997, with the Company selling to the underwriters an additional 232,500 shares of Common Stock for $4.00 per share and 232,500 additional Warrants for $0.125 per Warrant for net proceeds of approximately $834,385 after payment of offering expenses and underwriting discounts and commissions. Net proceeds from the exercise of the over-allotment option are being used for working capital purposes.

     The following discussion reflects historical consolidated financial data for the periods ended December 31, 1997 and December 31, 1996.

Results of Operations

     Year Ended December 31, 1997 as compared to Year Ended December 31, 1996. The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective years ended December 31, 1997 and 1996 and the acquisition of USA on November 11, 1996.. The Company consummated the acquisition of Brister's effective as of the close of business on March 31, 1996. Accordingly, the three-month period ended June 30, 1996 was the first inclusive quarter of control of Brister's by the Company. The Company, through its Brister's and USA subsidiaries, experiences significant seasonality of sales with more than 50% of its sales occurring during the fourth quarter of the calendar year. The amounts discussed in this section reflect the consolidated results of the Company's ownership of Brister's and USA from their respective acquisition dates and the consolidated results of the Company's ownership of both Brister's and USA for the entire year presented for 1997.

     The Company experienced gross revenues of approximately $7.6 million for the year ended December 31, 1997 compared to $8.3 million for the year comparable period of 1996. These results continue to reflect weak product demand during the first half of each fiscal year due primarily to seasonality of sales. Some seasonality was mitigated by mass merchandiser sales; however, it is improbable that the Company will be able to maintain a significant sales level into the mass merchandiser sales channel for future periods. Management is pursuing additional venues, including other potential mass merchandiser customers, and methods to improve its sales during traditional slow demand periods.

     Selling, general and administrative expenses were approximately $2,149,000 for the year ended December 31, 1997 as compared to approximately $2,571,000, including the one-time only non-cash charge of approximately $1,008,000 to earnings for the "fair value" recognition on common stock sold or issued to Halter Financial Group. The increase in comparable expenses between 1997 and 1996 was approximately $1,430,000. This increase was attributable to increases in advertising and marketing costs, current year research and development costs and general corporate overhead expenses related to the growth and maturation of the Company's operations and amortization of goodwill incurred at the respective acquisitions of Brister's and USA. Further, the 1997 financial statements reflect the initial full year ownership of both Brister's and USA as compared to only the respective operations of Brister's and USA from their respective acquisition dates during 1996. Management has identified these costs for constant monitoring and is taking steps to control expenditures at anticipated constant or lower levels for future periods.

     During 1997, the Company incurred approximately $34,000 in research and development expenses related to new products and improvements to existing products. While specific research and development expenditure levels have not been developed by management, it is anticipated that these types of expenses will be present in future periods at fluctuating levels, primarily dependent upon available resources.

     In the first quarter of 1996, the Company incurred a one-time only non-cash charge to earnings of approximately $1.43 million related to fair value recognition on Common Stock sold or issued to a former director and to Halter Financial Group, Inc. ("HFG"), a company owned by Timothy P. Halter, Chairman of the Board, Secretary and a director of the Company, for reorganization and restructuring costs, at less than "fair value" as defined in the appropriate accounting standards.

     For the year ended December 31, 1997, the Company incurred a net loss of approximately $1,051,000 as compared to a net loss of approximately $960,000, including the one-time accounting charge discussed above, for the comparable year ended December 31, 1996. Management attributes the increases in the net loss for fiscal 1997 compared to fiscal 1996 to increased general corporate overhead expenses and a decline in Fun Kart units sold from previous years.

     Basic earnings (loss) per share were approximately $(0.32) for the year ended December 31, 1997 and approximately $(0.51) for the year ended December 31, 1996. Excluding the one-time accounting charge, the year ended December 31, 1996 had a proforma earnings per share of approximately $0.25 per share.

     Consolidated Fiscal Year Ended December 31, 1996 as compared to Combined Fiscal Year Ended December 31, 1995. The Company, on a proforma combined basis, realized net sales for the year ended December 31, 1996 of approximately $10.7 million as compared to combined revenues of approximately $8.5 million for the year ended December 31, 1995 or an increase of approximately 25%. Management attributes the increase in sales primarily to the continued development of the Brister's and USA dealer base and the addition of two mass merchandisers as a distribution channel. Management estimates that unit sales growth in the Fun Kart industry has been in the 12% to 15% range from 1991 through 1995. In 1996, industry-wide unit sales were relatively stagnant. Management believes the stagnant unit sales in 1996 were the result of high consumer debt, less than anticipated retail Christmas sales, unusual national weather patterns and weak sales performance in the lawn and garden industry, a principal network of dealers for Fun Karts.

     The Company incurred cost of sales of approximately $7.6 million for 1996 as compared to approximately $6.2 million in 1995. These costs allowed the Company to achieve a gross margin of approximately $3.1 million in 1996 and approximately $2.3 million in 1995 or approximately 28% and 27%, respectively. Management continues to focus on expanding its distribution channels to include the optimum balance among dealers (lawn/garden, hardware, cycle stores, etc.), mass merchandisers, home centers, farm stores and other distribution channels. In addition, management has restructured its cost accounting system to more effectively manage costs at each of its subsidiary manufacturing locations.

     Operating expenses for 1996 and 1995, respectively, were approximately $2.1 million and $1.8 million. Key expense increases from 1995 to 1996 were related to (i) interest expense which increased approximately $302,000 due to costs related to the Brister's Acquisition, (ii) product liability insurance expenses which increased approximately $265,000 due to increased sales volume and increased coverage required by the Company's major customers, and goodwill amortization expenses related to the Brister's and USA Acquisitions increased approximately $172,000. All other operating expenses were maintained at the same relative levels as the previous year by improved cost controls.

     Operating expenses reflect historical levels even though significant interest, insurance and amortization expenses were added in 1996. Additional sales volume and effective management control of variable operating expenses contributed to maintaining the relatively constant operating expense relationship to sales on a percentage basis.

     In the first quarter of 1996, the Company incurred a one-time non-cash charge to earnings of approximately $1.43 million related to fair value recognition on Common Stock sold or issued to a former director and to HFG, for reorganization and restructuring costs, at less than "fair value" as defined in the appropriate accounting standards, resulting in a net loss of $(959,566) for the year ended December 31, 1996.

     Additional Operations Information. In 1996 the Company settled several product liability lawsuits with a cumulative charge to operations of approximately $44,000. The Company currently has six product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. There is no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $5,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

     The Company sold certain securities to a former director of the Company and to HFG (as hereinafter defined) during the Company's reorganization phase in early 1996 prior to the Brister's Acquisition. Based on the

"fair value" of these transactions, the Company incurred an accounting charge of approximately $1.43 million to earnings for the differential between the fair value of these transactions and the actual cash proceeds received. Further, the HFG Escrow Shares (as hereinafter defined), which were originally purchased by HFG in March 1996 for $350, or $0.0015 per share, will be subject to re-evaluation as to these shares respective "fair value" on March 31, 1998 when the HFG Escrow Shares are released from escrow. The Company is unable to predict the fair value of the HFG Escrow Shares on March 31, 1998 or the impact that such valuation will have on the Company's Statement of Income for the period ended March 31, 1998. Future charges of this type may also occur based on future exercise of outstanding stock options and/or stock warrants and the market price of the Company's securities at the date of exercise. See "Certain Relationships and Related Transactions" and "Notes to Consolidated Financial Statements."

Seasonality

     The Company experiences significant seasonality in its sales pattern with only approximately 40% of its sales recognized in the first half of the year. Approximately 58% of total sales are realized after August of each year. Sales of Fun Karts are generally the lowest during the first quarter of each year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a large volume dealer or mass merchandiser could have a material adverse impact on the Company's business, financial condition and results of operations.

     Traditionally, many dealers have sold Fun Karts only during the Christmas holiday season. Recent market growth can be attributed to many of these dealers beginning to sell Fun Karts year round. The Company believes that if its business strategies are successfully implemented in 1998 and future years, there will be some additional mitigation of the seasonality aspect of the Company's Fun Karts sales. The Company also intends to offset the seasonal aspects of its current business operations through acquisitions of manufacturers of product lines that are compatible with the Company's business objectives and offer product diversity which have year round demand.

Liquidity and Capital Resources

     During 1996, the Company acquired Brister's and USA with approximately $2,250,000 cash, issuance of approximately $3.2 million in promissory notes and issuance of approximately 683,334 shares of Common Stock. The Company paid the $3.2 million of debt, including the Brister Notes, with a portion of the proceeds of the 1997 Public Offering. See "Certain Relationships and Related Transactions."

     At December 31, 1997, the Company had positive working capital of approximately $4.05 million. As of December 31, 1996 and December 31, 1995, respectively, the Company had positive working capital of approximately $4.7 million and $0.7 million, respectively. The Company experienced negative cash flow from operations of approximately $224,000 and $114,000 for calendar 1997 and 1996, respectively. This deficiency was principally caused by increases in trade accounts receivable attributable to sales to mass merchandisers in 1996 and lower than expected sales volume in 1997. An aggregate of approximately $535,000 in cash resided in Brister's and USA as of their respective acquisition effective dates which in turn offset this deficiency.

     Additionally, the Company spent approximately $533,642 during 1996 in indirect costs associated with the acquisition of Brister's and USA. These amounts were funded through the private placement of Company securities in March 1996 and November 1996 and are not anticipated to recur in future periods.

     During the years ended December 31, 1997 and 1996, respectively, the Company expended approximately $477,000 and $72,000 for capital assets and/or improvements, including the purchase in 1997 of a powder paint system and tube bending machine for its manufacturing facility in Prattville, Alabama.

     The Company used the net proceeds from the 1997 Public Offering to repay $2.2 million in long-term indebtedness, the $300,000 Brister's credit line and to support the Company's fixed asset programs and research and development efforts. The combined effect of the repayment and conversion of the Company's long-term debt will yield interest expense reductions of approximately $400,000 during the 12 month period after retirement of the debt.

     The Company expects that its cash flow from operations, along with its currently available lines of credit, will be sufficient to meet its financing requirements over the next 12 to 18 months. This is a projection, however, and no assurance can be given that the Company's cash flow from operations and from its available lines of credit will be available to meet the Company's cash requirements over the next 12 to 18 months.

     The Company's management does not believe that inflation has had a significant effect on the Company's operations during the last several years. The Company's management believes that USA and Brister's have historically been able to pass on increased costs of production to the price charged for their products; however, no assurance can be given that the Company will continue to be able to pass on such increased costs in the future.

     Liquidity requirements mandated by future business acquisitions or expansions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. The Company has limited financial resources for future acquisitions. The Company will be dependent upon the proceeds from additional financings, including receiving proceeds from the future exercise of the Warrants of which there can be no assurance, to facilitate a major acquisition. The Company may also need additional financing to achieve full implementation of its long-term growth strategy and for working capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms.

Year 2000 Modifications

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

Other Matters

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 did not have a significant impact on the Company's reported EPS.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosures of Information About Capital Structure ("SFAS 129") which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expect to have a significant impact on the consolidated financial statements of the Company. SFAS 129 is effective for financial statements ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the related disclosures about products and services, geographic areas and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for annual periods beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     See  Index  to  Financial   Statements  and  Financial  Statement  Schedule
beginning on Page F-2


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company:


Name                               Age    Position
Robert M. Aubrey                   52     President, Chief Executive Officer and Director
Timothy P. Halter(1)               31     Chairman of the Board, Secretary and Director
Robert W. Bell(2)                  60     Director
Charles Brister(1)                 45     Director
Gary C. Evans                      40     Director
Joseph R. Mannes(2)                38     Director
Ronald C. Morgan                   49     Director



(1)  Members of the Company's Compensation Committee.
(2)  Members of the Company's Audit Committee.

     The Company may employ such additional management personnel as the Board of Directors of the Company deems necessary. The Company has not identified nor reached an agreement or understanding with any other individuals to serve in such management positions, but does not anticipate any difficulty in employing qualified individuals.

     Directors of the Company are elected by the stockholders at each annual meeting and serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed or their earlier resignation or removal from office.

     Information regarding the directors and management of the Company is set forth below.

     Robert M. Aubrey is the President, Chief Executive Officer and a director of the Company and has served in those capacities since January 30, 1998. From 1973 to 1997, Mr. Aubrey was the Chief Executive Officer of Aubrey, Inc., a company that, along with its subsidiaries Air Care Industries and National Industries, developed, manufactured and marketed residential air ventilation fans, steel utility doors and portable electric heaters for the residential, consumer and retail industries under private label and OEM contracts. During that time, Mr. Aubrey was primarily responsible for the increase of Aubrey, Inc.'s revenues from $4 million to annual revenues in excess of $50 million. At the time of the sale of Aubrey, Inc., it marketed its products under three different brand names, operated three manufacturing plants and employed over 500 persons. Mr. Aubrey holds a Bachelors of Business Administration from the University of Wisconsin.

     Timothy P. Halter has been Secretary and a director of the Company since February 1996. Mr. Halter was elected Chairman of the Board on February 16, 1998. Since May 1995, Mr. Halter has served as President of Halter Financial Group, Inc., a Dallas, Texas based financial consulting firm. From 1991 to 1995, Mr. Halter was President of Halter Capital Corporation, a diversified holding company. Mr. Halter also serves on the Board of Directors of Duncanville National Bank, located in Duncanville, Texas.

     Robert W. Bell has been a director of the Company since July 1996. He served as Chairman, President and Chief Executive Officer of NewCare Health Corporation from 1987 to January 1997, when he retired.

NewCare Health Corporation is a Nasdaq SmallCap Market-listed nursing home company. From 1981 to 1987, Mr. Bell was President of R.W.B. Realty, a Louisiana corporation that sponsored public and private limited partnerships that owned, built and operated nursing homes and medical office buildings. From 1964 to 1981, Mr. Bell was President and Chairman of Bell Realty and Land Company, a residential land development and home construction business in Mississippi.

     Charles Brister is a director of the Company and has served in this capacity since March 1996. He served as President and Chief Executive Officer of Brister's from 1986 to April 1996.

     Gary C. Evans has been a director of the Company since July 1996. Mr. Evans has served as President, Chief Executive Officer and a director of Magnum Hunter Resources, Inc. ("Magnum"), an American Stock Exchange oil and gas exploration and development company, since December 1995. Mr. Evans previously served as Chairman, President and Chief Executive Officer of Hunter Resources, Inc. ("Hunter") from September 1992 until its merger with Magnum. From December 1990 to September 1992, he served as President and Chief Operating Officer of Hunter. From 1985 to 1990, he was the founder and President of Sunbelt Energy, Inc., prior to its merger with Hunter. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the southwestern United States. From 1977 to 1981, he served in various capacities with National Bank of Commerce (currently BankTexas, N.A.) including Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Digital Communications Technology Corporation, an American Stock Exchange listed company.

     Joseph R. Mannes has been a director of the Company since July 1996, and since April 1997 has been Vice President and General Manager of iMagic Online Corporation, a Texas company, offering real-time internet games. Previously, he was the Chief Financial Officer, Secretary and Treasurer of Interactive
Creations Incorporated ("ICI"), a predecessor corporation. From 1987 until joining ICI, Mr. Mannes was First Vice President in the Corporate Finance Department of Rauscher Pierce Refsnes, Inc., a Dallas, Texas stock brokerage company. From 1982 to 1987, Mr. Mannes was in the commercial lending division of the First National Bank of Boston, where he attained the position of Assistant Vice President. Mr. Mannes worked in both the Special Industry Group and the
High Technology Group at First National Bank of Boston. Mr. Mannes graduated with an MBA in Accounting and Finance from the Wharton School, Graduate Division, of the University of Pennsylvania in 1982 and an A.B. from Dartmouth College in 1980. Mr. Mannes is a Chartered Financial Analyst.

     Ronald C. Morgan has been a director of the Company since July 1996. Since June 1993, he has served as Chief Operating Officer, Executive Vice President and Director of The Leather Factory, Inc., an AMEX listed company ("TLF"). As a co-founder of The Leather Factory, Mr. Morgan has served as Chief Operating Officer, Executive Vice President and Director since its formation in 1980. Mr. Morgan was employed by the Tandy Corporation and Tandy Leather Company 10 years prior to 1980. During this 10 year period he was promoted through various levels of management in such a manner that he progressed from Manager-Trainee to Vice-President by 1997. Mr. Morgan was Vice President of Tandy Leather Company from 1977 to 1980, directing operations for 350 retail stores. From 1970 through 1976, Mr. Morgan served in several positions of management for various companies of Tandy Corporation in New York, Pennsylvania, California, Arizona, and Texas. Mr. Morgan attended college at Southern Colorado State University and holds a Bachelor of Science degree from West Texas State University.

     There are no family relationships among any of the Company's officers and directors.


ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its Chief Executive Officer. No other executive officer of the Company received remuneration in excess of $100,000 during the referenced periods. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.


                                            Summary Compensation Table


                                                            Annual Compensation              Long-Term Compensation
                                                      ------------------------------     -----------------------------
                                                                                                     Awards
                                                                                         -----------------------------
                                                                                                            Securities
                                                                        Other Annual      Restricted        Underlying
Name/Title                                 Year       Salary/Bonus      Compensation     Stock Awards      Options/SARs
                                           ----       ------------      ------------     ------------      ------------
V. Lynn Graybill, former Chairman of       1997         $131,250           $ -0-              -0-               -0-
the Board, Chief Executive Officer         1996         $ 121,731        $15,000(2)           -0-               -0-
and President(1)

--------------------
(1) Effective January 15, 1998, V. Lynn Graybill resigned as Chairman of the Board, Chief Executive Officer and President of the Company. See "-- Employment Agreements and Related Matters."
(2) Represents a signing bonus equal to 10% of Mr. Graybill's base salary, which was paid by issuing Mr. Graybill 140,000 restricted shares of Common Stock of the Company.

Employment Agreements and Related Matters

     Effective January 30, 1998, the Company entered into an Employment Agreement (the "Employment Agreement") with Robert M. Aubrey, whereby Mr. Aubrey agreed to serve as President and Chief Executive Officer of the Company. The Employment Agreement is for a term of three years and provides Mr. Aubrey with an annual base salary of $150,000. Upon execution of the Employment Agreement, Mr. Aubrey received options to purchase 200,000 shares of Common Stock at an exercise price of $3.25 per share. The options vest as follows: (a) options to purchase 100,000 shares vest on January 30, 1999; (b) options to purchase 50,000 shares vest on January 30, 2000; and (c) options to purchase the remaining 50,000 shares vest on January 30, 2001. All unvested options vest immediately upon the termination of the Employment Agreement if such termination is for any reason other than "for cause," and all unexercised options expire on January 30, 2003. Mr. Aubrey may also receive annual performance based stock options to purchase up to 50,000 shares of Common Stock at a price equal to the market value of the Common Stock on the date of issuance, as determined by the Board of Directors, and an annual cash bonus not to exceed 15% of his base salary. Mr. Aubrey is entitled to receive benefits commensurate with his title including medical insurance and other benefits offered to executive management of the Company. Mr. Aubrey is responsible for the day-to-day operations of the Company and for the preparation of the Company's annual budget, monthly operating financial statements, quarterly presentations addressing qualitative and quantitative issues of the operations of the Company, and any and all other matters requested by the Board of Directors.

     The Employment Agreement restricts the ability of Mr. Aubrey to compete with the Company (the "Covenant Not to Compete") by becoming involved directly or indirectly with any business that designs, manufactures, distributes or markets Fun Karts during the term of the Employment Agreement or for a period of two years following the termination of the Employment Agreement by either Mr. Aubrey or the Company. The enforceability of the Covenant Not to Compete is governed by the statutory and case law authority of the State of Texas. Generally, a covenant not to compete is enforceable in the State of Texas if the limitations contained therein are reasonable as to the time, geographical area and scope of the activity which they cover. Enforceability is generally determined on a case by case basis and hinges on the showing that the limitations are reasonable and they are necessary to protect the goodwill or other business interest of the entity seeking enforcement. The Company believes the Covenant Not to Compete is enforceable in light of the foregoing standards. However, if its enforceability is challenged in a court of law, the Covenant Not to Compete may be substantially altered to limit the scope of its application.

     In connection with the resignation of V. Lynn Graybill as Chairman of the Board, Chief Executive Officer and President of the Company, the Company and Mr. Graybill entered into a Mutual Release and Separation Agreement, dated January 15, 1998 (the "Separation Agreement"), for the purpose of satisfying and discharging all obligations of the Company to Mr. Graybill under the terms of Mr. Graybill's Employment Agreement, dated March 15, 1996. Under the terms of the Separation Agreement, the Company agreed to pay to Mr. Graybill a one time payment of $208,100 (the "Severance Amount"). As additional consideration for the Severance Amount, Mr. Graybill agreed to adhere to the non-competition and non-solicitation covenants contained in his Employment Agreement, which covenants expire on January 15, 2001.

     To provide for continuity of management, the Company may enter into employment agreements with other members of its executive management staff.

Stock Options

     On July 23, 1996, the Board of Directors of the Company adopted a stock option plan providing for the reservation of 66,667 shares of Common Stock for options to be granted to employees of the Company at the discretion of the Compensation Committee of the Board of Directors. In July 1996, the Company issued to 30 employees, who were neither officers nor directors of the Company, options to purchase an aggregate of 59,355 shares of Common Stock at an exercise price of $5.63 per share which are currently exercisable and expire at various times during 2001.

     On January 30, 1997, the Board of Directors of the Company adopted a stock option plan providing for the reservation of 66,667 shares of Common Stock for options to be granted to employees of the Company. On January 30, 1997, the Company issued to each of John V. Callegari, Jr., the Vice President,
Administration and Chief Financial Officer of the Company, and Lawrence E. Schwall, III, the Vice President, Sales and Marketing of Brister's, options to purchase 6,667 shares of Common Stock at an exercise of $4.875 per share which are exercisable after January 30, 1998 and expire on January 30, 2002. Mr. Callegari's options expired as a result of the termination of his employment with the Company in February 1998. Also on January 30, 1997, the Company issued to 61 employees, who were neither officers nor directors of the Company, options to purchase an aggregate of 52,670 shares of Common Stock at an exercise price of $4.875 per share which are exercisable after January 30, 1998 and expire on January 30, 2002.

     In connection with the execution of his Employment Agreement, Mr. Aubrey received options to purchase 200,000 shares of Common Stock at an exercise price of $3.25 per share. The options vest as follows: (a) options to purchase 100,000 shares vest on January 30, 1999; (b) options to purchase 50,000 shares vest on January 30, 2000; and (c) options to purchase the remaining 50,000 shares vest on January 30, 2001. All unvested options vest immediately upon the termination of the Employment Agreement if such termination is for any reason other than "for cause," and all unexpired options expire on January 30, 2003. Furthermore, in March 1998, the Company granted options to purchase an aggregate of 20,000 shares of Common Stock at an exercise price of $3.50 per share, to certain employees of the Company. The foregoing options vest on the first anniversary date of their date of grant, and expire on the earlier of five years from their respective date of grant or upon the termination of the option holder as an employee of the Company.

     The exercise price per share of all options issued by the Company was based on the closing bid price of the Company's Common Stock as quoted on either the NASD Electronic Bulletin Board or the Nasdaq SmallCap Market system, as applicable, on the date of grant of such options. The Company intends to submit for approval a qualified stock compensation plan at its next annual meeting of stockholders in May 1998. The Company believes it is necessary to have a stock compensation plan available for management and employees to retain current management and employ additional qualified personnel. Any stock option plan which is adopted by the Company will have terms that are normally accepted in the industry and for public entities.

Compensation of Directors

     Each Director of the Company is entitled to receive annual compensation of $6,000 for attendance of meetings of the Board of Directors of the Company and for serving on any committees of the Board of Directors of the Company. The Chairman of the Board of the Company is also entitled to receive monthly compensation of $5,000 for every month in which such individual serves in such capacity. The Company will reimburse directors for out-of-pocket expenses incurred for attending meetings.

Meetings and Committees of the Board of Directors

     The business of the Company is managed under the direction of the Board of Directors. The Board of Directors met on four occasions during calendar 1997 and acted by unanimous consent in lieu of meeting on three occasions during such period.

     The Board of Directors of the Company has established a Compensation Committee and Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation of executive officers and administers the Company's employee benefit plans, if any. The Compensation Committee met on three occasions during calendar 1997. The Audit Committee is comprised of a majority of independent directors and its functions are to recommend to the Board of Directors the engagement of the Company's independent public accountants, review with such accountants the plans for and the results and scope of their auditing engagement and certain other matters relating to their services as provided to the Company. The Audit Committee met on two occasions during calendar 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's shares of Common Stock as of March 3, 1998 by each of its directors, executive officers and persons known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock and all executive officers and directors as a group.


                                                        Shares Beneficially        Percentage of Shares
                        Name(1)                                Owned                Beneficially Owned
-------------------------------------------------------------------------------------------------------

Robert M. Aubrey(2)....................................                  -0-                    -0-
Charles Brister(3).....................................             516,668                    10.6
Joseph R. Mannes(4)....................................              63,734                     1.3
Ronald C. Morgan(4)....................................               3,334                      *
Robert W. Bell(4)......................................              26,945                      *
Gary C. Evans(5).......................................              51,114                     1.1
Timothy P. Halter(6)...................................             470,254                     9.7
Halter Financial Group, Inc.(6)........................             470,254                     9.7
Schlinger Foundation(7)................................             730,288                    15.0
Evert I. Schlinger(8)..................................             768,066                    15.8
Officers and directors as a group (7 persons)(9).......           1,132,049                    23.2

-----------------------
*Less than 1%.
(1) Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is: c/o Karts International Incorporated, 109 Northpark Boulevard, Suite 210, Covington, Louisiana 70433.
(2) Mr. Aubrey is the President, Chief Executive Officer and a director of the Company. (3) Mr. Brister is a director of the Company. See "Certain Relationships and Related Transactions." (4) Messrs. Mannes, Morgan and Bell are directors of the Company. (5) Mr. Evans is a director of the Company. Includes 20,001 shares of Common Stock underlying 1996 Warrants issued to Mr. Evans in connection with the Bridge Financing and conversion of the Convertible Preferred Stock. See "Certain Relationships and Related Transactions."
(6)  Mr.  Halter,  the  Chairman  of the Board,  Secretary  and  director of the
     Company,  is  the  sole  stockholder,  director  and  president  of  Halter
     Financial Group, Inc. ("HFG") and is therefore deemed to have beneficial ownership of the shares of Common Stock held by HFG. Includes the 210,288 shares of Common Stock subject to the HFG Escrow Agreement (as hereinafter defined). HFG and Mr. Halter's address is 4851 LBJ Freeway, Suite 201, Dallas, Texas 75244. See "Certain Relationships and Related Transactions."
(7) The Schlinger Foundation ("Foundation") beneficially owns 520,000 shares of the Company's Common Stock, See "Certain Relationships and Related Transactions." Mr. Schlinger is the sole trustee of the Foundation and has sole voting and dispositive power over the shares held by the Foundation. However, Mr. Schlinger does not assert any ownership interest in any of the shares of Common Stock of the Company owned by the Foundation. Mr. Schlinger owns 210,288 of the shares of Common Stock of the Company for his own account. See "Certain Relationships and Related Transactions."

(8) Includes 520,000 shares of Common Stock owned by the Foundation, 210,288 shares of Common Stock owned by Mr. Schlinger for his own account, and 37,778 shares of Common Stock held by the Brian Schlinger Trust. Mr. Evert
     I. Schlinger is the sole trustee of the Brian Schlinger Trust and has sole voting and dispositive power over the shares held by this trust. However, Mr. Evert I. Schlinger does not claim any ownership interest in any of the shares of Common Stock owned by the Brian Schlinger Trust.
(9) Includes 20,001 shares of Common Stock underlying 20,001 1996 Warrants held by Mr. Evans.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 31, 1996, the Company concluded the private sale of 233,333 shares of Common Stock to 13 investors for aggregate proceeds of $525,000 (the "March 1996 Offering"). In connection with the March 1996 Offering, the Company and HFG have agreed to issue additional shares of Common Stock to participants in the March 1996 Offering if on March 31, 1998 (the "Offering Valuation Date") the average closing bid price of the Common Stock for the 10 trading days prior to and including the Offering Valuation Date (the "Stock Market Value") does not equal or exceed $4.50 per share. If such an adjustment is required on the Offering Valuation Date, each participant in the March 1996 Offering will receive for no additional consideration an additional number of shares of Common Stock necessary to increase the Stock Market Value per share of the Common Stock acquired in the March 1996 Offering to $4.50 per share. HFG has placed into escrow 233,333 shares of Common Stock (the "HFG Escrow Shares") to be issued to participants in the March 1996 Offering if an adjustment is required. The HFG Escrow Shares are subject to the terms and conditions of that certain Escrow Agreement, dated March 31, 1996 (the "HFG Escrow Agreement"), by and between HFG, Securities Transfer Corporation, as escrow agent, and the Company. If on the Offering Valuation Date the Stock Market Value of the Common Stock is less than $2.25 per share, the Company will be obligated to also issue the number of additional shares of Common Stock necessary to increase the Stock Market Value per share of the Common Stock acquired in the March 1996 Offering to $4.50 per share. If on the Offering Valuation Date, the Stock Market Value is equal to or greater than $4.50 per share, the HFG Escrow Agreement will terminate and the HFG Escrow Shares will be delivered to HFG. Also, any remaining HFG Escrow Shares after any required distribution to the original March 1996 Offering participants will be returned to HFG. The Company is under no obligation to issue to HFG any additional shares of Common Stock as reimbursement for any HFG Escrow Shares that may be distributed to participants in the March 1996 Offering. The obligation of the Company and HFG to deliver additional shares on the Offering Valuation Date applies only to original participants in the March 1996 Offering who own shares purchased in the March 1996 Offering on the Offering Valuation Date. At March 23, 1998 the closing bid price per share of the Company's Common Stock as quoted on the NASDAQ Small Cap Market was $3.00.

     As partial consideration for the Brister's Acquisition, the Company issued to Charles Brister, a director of the Company, a subordinated note in the principal amount of $1,000,000 and a $200,000 note (collectively, the "Brister Notes"). In September 1997, the Company paid Mr. Brister approximately $1.2 million as payment of the Brister Notes plus accrued interest.

     Mr. Brister has deposited 83,334 shares of the Company's Common Stock owned by him (the "Offset Shares") into an escrow account to offset any amounts that may be owing at any time by Mr. Brister or Brister's to the Company or HFG as a result of (i) a claim of products liability for Fun Karts manufactured prior to the close of the Brister's Acquisition which results in either a settlement or award of damages in excess of stated insurance policy limits or (ii) any failure or breach of any representation, warranty, agreement or covenant of Brister's or Mr. Brister under the terms of the Brister's stock purchase agreement. If HFG or the Company determines that an offset is appropriate, notice will be given to Mr. Brister at least 10 days prior to the disposition of the Offset Shares. If conditions upon which the offset are based are cured by Mr. Brister during that period, no offset will be undertaken. However, upon an event of offset, both HFG and the Company have sole discretion to sell or otherwise dispose of the number of Offset Shares necessary to satisfy any outstanding liability or obligation imposed upon either HFG or the Company. All remaining Offset Shares, upon the expiration of the two-year offset period.

     Concurrent with the Brister's Acquisition, the Company and Mr. Brister entered into a Real Estate Option Right of First Refusal Agreement. Under the terms of this agreement, the Company may, at its sole option, purchase the real property and improvements upon which the Facilities are located for an aggregate purchase price of $550,000. The option can be exercised commencing on January 1, 1998 and expires on December 31, 2000. The Company and Mr. Brister have also entered into a lease agreement for the Roseland manufacturing facility which provides for a two-year primary term with a two-year renewal option. The monthly lease payment for the

Roseland facility is $6,025 with adjustments for increases in the Consumer Price Index. The Company believes these terms are comparable to existing market rates in the region.

     The Company, in March 1996, entered into a license agreement with Charles Brister under which Mr. Brister has licensed to the Company for a period of five years (at no cost to the Company during the first year) all of the Intellectual Property (as hereinafter defined), which was owned by Mr. Brister on March 15, 1996, and all Intellectual Property developed and/or owned by Mr. Brister at any time subsequent to March 15, 1996. After the first year of the license agreement, the Company and Mr. Brister agreed to enter into subsequent agreements defining the license fee and royalty payments based on terms at least as favorable as Mr. Brister has received, or could have received, in arms'-length transactions with third parties. "Intellectual Property" is defined as all domestic and foreign letters, patents, patent applications, patent licenses, software licenses and know-how licenses, trade names, trademarks, copyrights, unpatented inventions, service marks, trademark registrations and applications, service mark registration and applications and copyright registration and applications owned or used by Brister's in the operation of its business.

     On March 15, 1997, the Company and Mr. Brister entered in an addendum to the License Agreement and a related Royalty Agreement which provides for the payment of a one-time license fee and future royalties, respectively, by the Company to Mr. Brister for the use by the Company for a three-year period of the ATOS developed and patented by Mr. Brister. The Company paid Mr. Brister an initial $10,000 license fee and agreed during the first year of the three year extension to pay him a royalty of $1.00 for each Company Fun Kart on which the ATOS was installed. During the second and third year of the agreement, the Company agreed to pay during each year a royalty of $1.00 for each Company Fun Kart on which the ATOS was installed or $20,000 annually, whichever is greater. During 1997 the Company paid Mr. Brister a total of $17,283 under the License Agreement.

     The Company employed Mr. Brister as a consultant on a project by project basis during 1997 to develop innovative safety and technological features for the Company's Fun Karts and to assist management with the development and design of new products. During 1997, Mr. Brister received approximately $30,000 for consulting fees.

     To partially finance the Brister's Acquisition, the Company issued a promissory note in the principal amount of $2,000,000 (the "Schlinger "Note") payable to The Schlinger Foundation, a California non-profit public benefit corporation (the "Foundation"). As further consideration for the $2,000,000 loan, the Company paid the Foundation $21,000, consisting of $10,500 cash and issued the Foundation 70,000 restricted shares of Common Stock. On August 28, 1997, the Foundation agreed that upon the closing of the 1997 Public Offering it would convert $1 million of the principal amount of the Schlinger Note into 250,000 shares of Common Stock. In October 1997, the Company paid the Foundation approximately $1.0 million as payment of the remaining balance of the Schlinger Note plus accrued interest.

     The Foundation has agreed not to sell or dispose of the 250,000 shares of Common Stock issued upon conversion of $1 million principal amount of the Schlinger Note until after September 9, 1998. The Foundation has also agreed not to sell or dispose of the remaining 270,000 shares it owns until after September 9, 1998, provided the Foundation may sell such shares in the public market at a price equal to or greater than $7.00 per share without regard to the provisions of the lock-up agreement.

     On November 15, 1996, Mr. Gary C. Evans, a director of the Company, purchased a Unit from the Company for $25,000 in connection with the Company's Bridge Financing. At the closing of the 1997 Public Offering, Mr. Evans, and the other Convertible Preferred Stockholders, converted the outstanding Convertible Preferred Stock into shares of Common Stock and 1996 Warrants. In September 1997, the Company paid Mr. Evans $25,000 and issued to him 4,167 shares of Common Stock and 13,334 1996 Warrants upon conversion of one share of Convertible Preferred Stock owned by Mr. Evans.

     The holders of the Convertible Preferred Stock have agreed not to sell or otherwise dispose of, for a period of 18 months following the completion of the 1997 Public Offering, any of the 104,175 shares of Common Stock, the 1996 Warrants or 500,025 shares of Common Stock issuable upon exercise of the 1996 Warrants which were issued to them upon conversion of the Convertible Preferred Stock in September 1997. Certain officers and directors of the Company have agreed not to sell or dispose of any of the shares of Common Stock held by them without the prior written consent of the representative of the underwriters of the Company's 1997 Public Offering until after September 9, 1999.

     The Company has granted to the holders of the underwriters' warrants (the "Underwriters' Warrants") issued to the underwriters in connection with the Company's 1997 Public Offering registration rights to require the Company, at the Company's expense, to register under the Securities Act of 1933, as amended, the 155,000 Underwriters' Warrants and 155,000 shares under the Underwriters' Warrants. The Company has also granted to the holders of the 1996 Warrants certain registration rights with respect to the 500,025 shares of Common Stock issuable upon exercise of the 1996 Warrants.

     The Company believes that all the foregoing related-party transactions were on terms no less favorable to the Company than could reasonably be obtained from unaffiliated third parties. All future transactions with affiliates will be approved by a majority of disinterested directors of the Company and on terms no less favorable to the Company than those that are generally available from unaffiliated third parties.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page F-2.

(a)(2)   Exhibits:


Exhibit
Number                         Description of Exhibit
--------  ----------------------------------------------------------------------

   2.1 Agreement and Plan of Merger, dated April 16, 1996, by and between Sarah Acquisition Corporation and the Company.

   2. 2* Stock Purchase Agreement, dated January 16, 1996, by and among Halter Financial Group, Inc. on behalf of the Company, Brister's Thunder Karts, Inc., and Charles Brister (Schedules have been omitted, but will be furnished to the Commission upon request).

   2.3* Amendment to Stock Purchase Agreement, dated March 15, 1996, by and among Halter Financial Group, Inc. on behalf of the Company, Brister's Thunder Karts, Inc., and Charles Brister (Schedules have been omitted, but will be furnished to the Commission upon request).

   2.4* Stock Purchase Agreement, dated October 4, 1996, by and among the Company, USA Industries, Inc., Jerry Michael Allen, Angela T. Allen, Johnny C. Tucker, and Carol Y. Tucker (Schedules have been omitted, but will be furnished to the Commission upon request).

   2.5* Consulting Agreement, dated January 16, 1996, by and between Halter Financial Group, Inc. and Sarah Acquisition Corporation.
   3.1*   Articles of Incorporation of the Company.

   3.2*   Bylaws of the Company.

   3.3* Certificate to Decrease Authorized Shares of Common Stock, dated March 12, 1997.

   4.1*   Specimen of Common Stock Certificate.

   4.2*   Form of Warrant Agreement covering the Warrants.

   4.3* Form of Redeemable Common Stock Purchase Warrants issued in connection with the sale of the Warrants.

   4.4* Form of Redeemable Common Stock Purchase Warrant issued in the Company's private offering of Units, completed November 15, 1996 (the "1996 Warrants").

   4.5* Form of Common Stock Purchase Warrant issued in the Company's offering of Units pursuant to Rule 504, completed July 2, 1996 (the "Class A Warrants").

   4.6* Certificate of Designation Establishing Series of Preferred Stock, filed with the Secretary of State of Nevada on November 15, 1996.

   4.7*   Specimen of Convertible Preferred Stock Certificate.

   10.1* Lease Agreement, dated March 18, 1996, by and between Northpark Properties, L.L.C. and the Company.

   10.2* License Agreement, dated March 15, 1996, by and between the Company and Charles Brister.

   10.3* Addendum "A" to License Agreement, dated March 15, 1997, by and between the Company and Charles Brister.

   10.4* Royalty Agreement, dated March 15, 1997, by and between the Company and Charles Brister.

   10.5*  $1,000,000   Subordinated  Promissory  Note,  dated  March  15,  1996,
          payable to Charles Brister, executed by Brister's Thunder Karts, Inc., as maker.

 Exhibit
 Number                        Description of Exhibit
 ------   -------------------------------------------------------------------
   10.6* $200,000 Promissory Note, dated April 1, 1996, payable to Charles Brister, executed by the Company, as maker.

   10.7* Commercial Security Agreement, by and among Charles Brister, as secured party, Brister's Thunder Karts, Inc., as borrower, and Robert W. Bell and Gary C. Evans, as pledgors.

   10.8* $2,000,000 Promissory Note, dated March 15, 1996, payable to The Schlinger Foundation, executed by the Company, as maker, and by Brister's Thunder Karts, Inc., as pledgor.

   10.9*  Commercial  Security  Agreement,   by  and  among  The  Schlinger
          Foundation, as secured party, the Company, as borrower, and Brister's Thunder Karts, Inc., as pledgor.

   10.10* Vendor  Agreement,  dated June 5, 1996, by and between  Wal-Mart
          Stores, Inc. and Brister's Thunder Karts, Inc.

   10.11* Vendor  Agreement,  dated  September  30,  1996,  by and between
          Wal-Mart Stores, Inc. and USA Industries, Inc.

   10.12* Floor Plan  Agreement,  dated  September  9, 1996,  by and among
          Deutsche  Financial  Services   Corporation,   the  Company,  and
          Brister's Thunder Karts, Inc.

   10.13* Guaranty of Vendor,  dated  September  9, 1996,  executed by the
          Company and Brister's Thunder Karts, Inc. in favor of Deutsche Financial Services Corporation.

   10.14* Employment Agreement, as amended, dated March 15, 1996, by and between the Company and V. Lynn Graybill.

   10.15* Consulting Engagement Letter, dated February 19, 1997, by and between Charles Brister, as consultant, and the Company.

   10.16* Letter  Agreement,  dated January 21, 1997, by and between Bobby
          Labonte, as national spokesman for the Company, and the Company.

   10.17* Consulting  Agreement,  dated March 16, 1997, by and between the
          Company and Halter Financial Group, Inc.

   10.18* Form of  Private  Placement  Subscription  Participation  Option
          Notice, dated March 6, 1997, relating to the Company's November 1996 private offering.

   10.19* $300,000  Universal  Note,  dated  August 13,  1996,  payable to
          Deposit Guaranty National Bank, executed by Brister's Thunder Karts, Inc., as borrower.

   10.20* Security  Agreement,  dated  August 13,  1996,  by and  between
          Brister's Thunder Karts, Inc., as debtor, and Deposit Guaranty National Bank, as secured party, relating to the $300,000 Universal Note referenced as Exhibit 10.19.

   10.21* Collateral Pledge Agreement, dated August 13, 1996, by Brister's
          Thunder Karts, Inc., as pledgor, relating to the $300,000 Universal Note referenced as Exhibit 10.19.

   10.22* Guaranty, dated August 13, 1996, executed by the Company, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and Brister's Thunder Karts, Inc., as borrower, relating to the $300,000 Universal Note referenced as Exhibit 10.19.

   10.23* $500,000 Loan  Agreement,  dated October 1, 1996, by and between
          USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the $500,000 Universal Note referenced as Exhibit 10.24.

   10.24* $500,000  Universal Note,  dated October 1, 1996, by and between
          USA Industries, Inc., as borrower, and Deposit Guaranty National Bank, as lender.

   10.25* Security  Agreement,  dated  October 1, 1996, by and between USA
          Industries,  Inc., as debtor,  and Deposit Guaranty National Bank
          of  Louisiana,   as  secured  party,  relating  to  the  $500,000
          Universal Note referenced as Exhibit 10.24.

Exhibit
Number                         Description of Exhibit
------   -----------------------------------------------------------------------
   10.26* Financing Statement, by and between USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the Universal Note referenced as
          Exhibit 10.24.

   10.27* Guaranty, dated October 1, 1996, executed by Karts International
          Incorporated, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and USA Industries, Inc., as borrower, relating to the $500,000 Universal Note referenced as Exhibit 10.24.

   10.28* Placement Agency Agreement, dated November 8, 1996, by and between the Company and Argent Securities, Inc.

   10.29* Option  Agreement,  dated March 15, 1996, by and between Charles
          Brister,  as  seller,  and  Brister's  Thunder  Karts,  Inc.,  as
          Purchaser.

   10.30* Lease of Commercial Property, dated September 27, 1995, by and between Charles Brister, as lessor, and Brister's Thunder Karts, Inc., as lessee, as amended by that certain Amended Lease of Commercial Property, dated November 30, 1995, as amended by that certain First Amendment to Lease of Commercial Property, dated March 15, 1996.

   10.31* Non-Competition  Agreement, dated March 15, 1996, by and between
          Charles Brister and the Company.

   10.32* Non-Competition Agreement (Louisiana), dated March 15, 1996, by and between Charles Brister and the Company.

   10.33* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the July 1996 Stock Option Plan.

   10.34* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the January 1997 Stock Option Plan.

   10.35* Escrow Agreement, dated March 31, 1996, between Halter Financial
          Group, Inc., Securities Transfer Corporation and the Company.

   10.36* Letter  Agreement  between  Brister's  Thunder  Karts,  Inc. and
          Deposit Guaranty National Bank extending the maturity date of the $300,000 Universal Note referenced in Exhibit 10.19.

   10.37* Letter  Agreement  between  The  Schlinger  Foundation  and  the
          Company, dated August 28, 1997, regarding the conversion of $1 million of the principal amount of the Schlinger Note into 250,000 shares of Common Stock.

   10.38 Employment Agreement, dated January 30, 1998, by and between the Company and Robert M. Aubrey.

   21.1*  Subsidiaries of the Company.

   27.1   Financial Data Schedule.
----------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC File No. 333-24145) and incorporated by reference herein.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


KARTS INTERNATIONAL INCORPORATED
        (Registrant)


By: /s/ Robert M. Aubrey                      By:  /s/ Timothy P. Halter
    --------------------                          ----------------------
     Robert M. Aubrey, President,                 Timothy P. Halter
     Chief Executive Officer and                  (Principal Accounting Officer)
     Director
     (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



        Signature                                          Title                               Date
        ---------                                          -----                               ----

/s/ Robert M. Aubrey                President, Chief Executive Officer and Director        March 27, 1998
-------------------------------     (Principal Executive Officer)
Robert M. Aubrey


/s/ Timothy P. Halter               Chairman of the Board, Secretary and Director          March 27, 1998
-------------------------------     (Principal Accounting Officer)
Timothy P. Halter


/s/ Charles Brister                 Director                                               March 27, 1998
-------------------------------
Charles Brister


/s/ Joseph R. Mannes                Director                                               March 27, 1998
-------------------------------
Joseph R. Mannes


 /s/ Ronald C. Morgan               Director                                               March 27, 1998
-------------------------------
Ronald C. Morgan


/s/ Robert W. Bell                  Director                                               March 27, 1998
-------------------------------
Robert W. Bell


/s/ Gary C. Evans                   Director                                               March 27, 1998
-------------------------------
Gary C. Evans



         KARTS INTERNATIONAL
            INCORPORATED
          AND SUBSIDIARIES


            Consolidated
        Financial Statements
                 and
          Auditor's Report


     December 31, 1997 and 1996




                           S. W. HATFIELD + ASSOCIATES
                          certified public accountants

                      Use our past to assist your future sm

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                    CONTENTS



                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 1997 and 1996                                       F-4

   Consolidated Statements of Operations
     for the years ended December 31, 1997 and 1996                         F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1997 and 1996                         F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1997 and 1996                         F-9

   Notes to Consolidated Financial Statements                               F-11

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Karts International Incorporated

We have audited the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of
December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Karts International Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.




                           S. W. HATFIELD + ASSOCIATES
Dallas, Texas
March 20, 1998




                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1997 and 1996


                                     ASSETS

                                                                  1997            1996
                                                             ---------------------------
Current assets
   Cash on hand and in bank                                 $  2,801,746    $    630,028
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $3,000 and $5,000, respectively                        463,045       1,795,802
     Recoverable income taxes                                    225,000            --
     Other                                                          --             1,052
   Inventory                                                     909,214         958,381
   Prepaid expenses                                              172,139           6,027
                                                            ------------    ------------

     Total current assets                                      4,571,144       3,391,290
                                                            ------------    ------------


Property and equipment - at cost                               1,262,772         771,374
   Accumulated depreciation                                     (137,746)        (34,598)
                                                            ------------    ------------
                                                               1,157,826         736,776
   Land                                                           32,800          32,800
                                                            ------------    ------------

     Net property and equipment                                1,157,826         769,576
                                                            ------------    ------------


Other assets
   Deposits and other                                              8,851          19,060
   Loan costs, net of accumulated amortization
     of approximately $122,033 and $20,120, respectively            --           101,913
   Organization costs, net of accumulated
     amortization of approximately $38,990 and
     $17,139, respectively                                        70,265          92,116
   Goodwill, net of accumulated amortization
     of approximately $385,608 and $151,286, respectively      5,473,815       5,708,137
                                                            ------------    ------------

     Total other assets                                        5,552,931       5,921,226
                                                            ------------    ------------

     TOTAL ASSETS                                           $ 11,281,901    $ 10,082,092
                                                            ============    ============



                                  - Continued -



The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-4


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                           December 31, 1997 and 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              1997         1996
                                                        ---------------------------

Current liabilities
   Notes payable to banks                               $       --      $    140,020
   Current maturities of notes payable                        18,357         116,390
   Accounts payable - trade                                  292,083         766,833
   Other accrued liabilities
     Payroll and sales taxes payable                          40,568          55,944
     Interest payable                                           --            33,099
     Other                                                    20,006           1,429
   Federal and State income taxes payable                    137,710         269,217
                                                        ------------    ------------

     Total current liabilities                               508,724       1,382,932
                                                        ------------    ------------


Long-term liabilities
   Notes payable, net of current maturities
     Related parties                                            --         3,200,000
     Banks and individuals                                   230,841         132,660
                                                        ------------    ------------

     Total liabilities                                       739,565       4,715,592
                                                        ------------    ------------


Commitments and contingencies


Convertible Preferred Stock
   $0.001 par value.  25 shares allocated,
     issued and outstanding                                     --           625,000
                                                        ------------    ------------


Shareholders' Equity
   Preferred stock - $0.001 par value 10,000,000
     shares authorized, 25 shares allocated; -0- and
     -0- shares issued and outstanding, respectively            --              --
   Common stock - $0.001 par value 14,000,000
     shares authorized; 4,854,133 and 2,717,458
     shares issued and outstanding, respectively               4,854           2,718
   Additional paid-in capital                             13,040,090       6,190,192
   Accumulated deficit                                    (2,502,608)     (1,451,410)
                                                        ------------    ------------

     Total shareholders' equity                           10,542,336       4,741,500
                                                        ------------    ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                 $ 11,281,901    $ 10,082,092
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-5

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years ended December 31, 1997 and 1996



                                                     1997           1996
                                                 --------------------------
Revenues
   Kart sales                                    $ 7,626,463    $ 8,327,316
                                                 -----------    -----------

Cost of sales
   Purchases                                       4,249,409      4,910,692
   Direct labor                                      765,360        570,842
   Other direct costs                              1,005,202        676,604
                                                 -----------    -----------
     Total cost of sales                           6,019,971      6,158,138
                                                 -----------    -----------

Gross profit                                       1,566,505      2,169,178
                                                 -----------    -----------

Operating expenses
   Research and development expenses                  33,968           --
   Selling expenses                                  231,132         30,195
   General and administrative expenses
     Salaries and related costs                      691,857        445,624
     Other operating expenses                        832,491        462,025
   Compensation expense related to common
     stock issuances at less than "fair value"
     for reorganization, restructuring and
     consulting costs                                   --        1,430,287
   Depreciation and amortization                     359,321        203,022
                                                 -----------    -----------

     Total operating expenses                      2,148,769      2,571,153
                                                 -----------    -----------

Loss from operations                                (582,264)      (401,975)

Other income (expense)
   Interest expense                                 (507,696)      (396,589)
   Employment termination settlement                (208,100)          --
   Interest and other income                          93,602         32,573
                                                 -----------    -----------

Loss before income taxes                          (1,204,458)      (765,991)

Income taxes                                        (153,260)      (193,575)
                                                 -----------    -----------

Net loss                                         $(1,051,198)   $  (959,566)
                                                 ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic           $     (0.32)   $     (0.51)
                                                 ===========    ===========

Weighted-average number of shares
   of common stock outstanding - Basic             3,319,620      1,892,563
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-6



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996


                                                       Convertible                               Additional
                                                      Preferred Stock          Common Stock       paid-in     Accumulated
                                                     Shares     Amount      Shares      Amount    capital      deficit       Total
                                                    --------   -------      ------   ---------   ----------   -----------   -------
Balances at January 1, 1996                           --          --        83,246   $      83   $ 487,751    $(491,844)     (4,010)

Sale of common stock
   to current and former directors in
   February 1996, including "fair
   value" adjustment                                  --          --       784,212         785     885,375         --       886,160

Sale of common stock
   to related party for escrow
     agreement related to March
     1996 private placement
     agreement                                        --          --       233,333         233         117         --           350
   under private placement
       memorandum in March 1996                       --          --       233,333         233     524,767         --       525,000
       less cost of raising capital                   --          --          --          --      (163,100)        --      (163,100)
   under private sale document in July 1996           --          --         6,667           7      34,993         --        35,000

Sale of convertible preferred
   stock under private placement
   memorandum in November 1996                          25     625,000        --          --          --           --          --

Issuance of common stock for
   payment of January 1996 professional
     services for corporate reorganization
     and restructuring, including "fair value"
     adjustment                                       --          --       483,333         483     545,683         --       546,166
   settlement of January 1996 negotiated
     employment contract signing bonus                --          --       140,000         140      14,860         --        15,000
   payment of March 1996 loan
     origination fees                                 --          --        70,000          70      10,430         --        10,500



The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-7


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                     Years ended December 31, 1997 and 1996


                                                 Convertible                                Additional
                                               Preferred Stock           Common Stock        paid-in    Accumulated
                                            Shares       Amount      Shares       Amount     capital     deficit          Total
                                           -------       ------      ------       ------    ----------  -----------    -------------
   July 1996 settlement of the acquisition
     of Brister's Thunder Karts, Inc.          --           --       516,667        517      3,099,483         --         3,100,000
   November 1996 acquisition of
     USA Industries, Inc.                      --           --       166,667        167        749,833         --           750,000

Net loss for the year                          --           --          --         --             --       (959,566)       (959,566)
                                           --------    ---------  ----------   --------   ------------  -----------    ------------

Balances at December 31, 1996                    25      625,000   2,717,458      2,718      6,190,192   (1,451,410)      4,741,500

Sale of common stock and warrants
   under Form SB-2 Registration
   Statement, including over-allotment
   and Underwriter's warrants                  --           --     1,782,500      1,783      7,351,185         --         7,352,968
   Less costs and expenses of
     raising capital                           --           --          --         --       (1,959,302)        --        (1,959,302)

Redemption of convertible
   preferred stock and issuance
   of common stock upon
   conversion                                   (25)    (625,000)    104,175        104        458,265         --           458,369

Common stock issued upon
   conversion of long-term debt                --           --       250,000        250        999,750         --         1,000,000

Net loss for the year                          --           --          --         --             --     (1,051,198)     (1,051,198)
                                           --------    ---------  ----------   --------   ------------  -----------    ------------

Balances at December 31, 1997                  --      $    --     4,854,133   $  4,854   $ 13,040,090  $(2,502,608)   $ 10,542,336
                                           ========    =========  ==========   ========   ============  ===========    ============






The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-8



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 1997 and 1996


                                                                        1997           1996
                                                                    -----------    -----------
Cash flows from operating activities
     Net loss for the year                                          $(1,051,198)   $  (959,566)
     Adjustments to reconcile net loss to net
       cash provided by operating activities
       Depreciation and amortization                                    461,234        223,142
       Reorganization and restructuring costs and related
       effect of common stock issuances at less than "fair value"          --        1,430,287
       Operating expenses paid with common stock                           --           15,000
       (Increase) Decrease in:
         Accounts receivable-trade and other                          1,333,809       (770,825)
         Recoverable income taxes                                      (225,000)          --
         Inventory                                                       49,167        154,485
         Prepaid expenses and other                                    (155,903)        82,517
       Increase (Decrease) in:
         Accounts payable                                              (474,750)      (458,548)
         Other accrued liabilities                                      (29,898)         3,944
         Income taxes payable                                          (131,507)       165,675
                                                                    -----------    -----------
Net cash used in operating activities                                  (224,046)      (113,889)
                                                                    -----------    -----------

Cash flows from investing activities
   Cash received for sale of equipment                                    6,666           --
   Cash paid for property and equipment                                (477,294)       (71,734)
   Cash paid for reorganization costs                                      --         (109,255)
   Cash acquired in acquisition of Brister's
     Thunder Karts, Inc. and USA Industries, Inc.                          --          535,425
   Cash paid for acquisition of Brister's
     Thunder Karts, Inc. and USA Industries, Inc.                          --       (2,533,642)
                                                                    -----------    -----------
Net cash used in investing activities                                  (470,628)    (2,179,206)
                                                                    -----------    -----------

Cash flows from financing activities
   Net activity on bank line of credit                                 (140,020)       100,000
   Cash proceeds from long-term note payable                               --        2,000,000
   Cash paid for long-term note origination fees                           --          (16,783)
   Principal payments on long-term debt                              (2,220,622)       (89,633)
   Cash received from sale of convertible preferred stock                  --          625,000
   Cash paid for redemption of convertible preferred stock             (625,000)          --
   Cash paid for brokerage and placement fees
     related to sale of convertible preferred stock                        --          (94,750)
   Cash received from sale of common stock and warrants               7,352,968        657,139
   Cash paid for brokerage and placement fees
     related to sale of common stock                                  1,500,934       (257,850)
                                                                    -----------    -----------
Net cash provided by financing activities                             2,866,392      2,923,123
                                                                    -----------    -----------

Increase in cash                                                      2,171,718        630,028
   Cash at beginning of year                                            630,028           --
                                                                    -----------    -----------
Cash at end of year                                                 $ 2,801,746    $   630,028
                                                                    ===========    ===========



                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-9




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1997 and 1996



                                                              1997          1996
                                                        --------------    ----------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the year                         $       438,882   $  348,730
                                                        ===============   ==========

     Income taxes paid for the year                     $       203,247   $   28,000
                                                        ===============   ==========


Supplemental disclosure of non-cash
   investing and financing activities

   Long-term note payable converted to common stock     $     1,000,000   $     --
                                                        ===============   ==========

   Vehicle acquired with long-term bank note            $        20,770   $     --
                                                        ===============   ==========

   Acquisition price of Brister's Thunder Karts, Inc.
     settled with common stock and a note payable       $          --     $4,100,000
                                                        ===============   ==========

   Acquisition price of USA Industries, Inc. settled
     with common stock                                  $          --     $  750,000
                                                        ===============   ==========

   Loan origination fees settled with common stock      $          --     $   10,500
                                                        ===============   ==========





The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-10

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

The Company has had no significant business operations from 1989 through 1996. Prior to that time, the Company was involved in the mining industry, principally through joint ventures with related parties involving mining properties located in Colorado.

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


NOTE B - ACQUISITION OF SUBSIDIARIES

On March 15, 1996, the Company purchased 100.0% of the issued and outstanding stock of Brister's Thunder Karts, Inc. (a Louisiana corporation) for a total purchase price of approximately $6,100,000. The acquisition was effective at the close of business on March 31, 1996. The purchase price was paid with $2,000,000 cash, a note payable for $1,000,000 and 775,000 shares (516,667 post-March 24, 1997 reverse split shares) of restricted, unregistered common stock of the Company. Brister's Thunder Karts, Inc. (Brister's) was formed on August 2, 1976 under the laws of the State of Louisiana. Brister's is in the business of manufacturing and marketing motorized "fun karts" for the consumer market. Results of operations of Brister's are included in the consolidated financial statements beginning on the effective date of the acquisition.

This acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocates the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired is recorded as goodwill.

     Purchase price                                               $6,100,000
       Assets acquired                                            (2,017,394)
       Liabilities assumed                                           781,367
                                                                  ----------
         Goodwill related to Brister's                            $4,863,973
                                                                  ==========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - ACQUISITION OF SUBSIDIARIES - Continued

On November 20, 1996, the Company purchased 100.0% of the issued and outstanding stock of USA Industries, Inc. (an Alabama corporation) for a total purchase price of approximately $1,000,000. The acquisition was effective at the close of business on November 21, 1996. The purchase price was paid with $250,000 cash and 250,000 shares (166,667 post-March 24, 1997 reverse split shares) of restricted, unregistered common stock of the Company. USA Industries, Inc. (USA) was formed on January 2, 1992 under the laws of the State of Alabama. USA is in the business of manufacturing and marketing motorized "fun karts" for the consumer market. Results of operations of USA are included in the consolidated financial statements beginning on the effective date of the acquisition.

This acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocates the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired is recorded as goodwill.

     Purchase price                                          $1,000,000
       Assets acquired                                       (1,496,970)
       Liabilities assumed                                    1,492,420
                                                             ----------
         Goodwill related to USA                             $  995,450
                                                             ==========

Pro forma unaudited results of operations relating to the acquisition of Brister's and USA, as though the acquisition had occurred as of the beginning of the first period presented, is as follows:

                                                                 1996
                                                             -----------
                 Revenues                                    $10,698,824
                                                             ===========
                 Net income (loss)                           $(214,984)
                                                               =======
                 Earnings per share - basic                  $(0.07)
                                                               ====


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.   Accounts and advances receivable

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located in the Southeastern United States, principally Texas, Louisiana, Mississippi, Alabama, Georgia and Florida. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shownon the balance sheet at the date of non-performance.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Accounts and advances receivable - continued

     During 1996, the Company had an international sale of approximately $35,000 and experienced no credit risk exposure as a result of this transaction. The Company anticipates continuing international sales in future periods and is developing credit policies related to this revenue segment.

3.   Inventory

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of December 31, 1997 and 1996, inventory consisted of the following components:

                                                       1997              1996
                    Raw materials                    $765,674          $875,450
                    Work in process                   127,780            37,661
                    Finished goods                     15,760            45,270
                                                     --------          --------
                                                     $909,214          $958,381
                                                      =======           =======

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.   Goodwill

     Goodwill   represents   the  excess  of  the  purchase  price  of  acquired
     subsidiaries over the fair value of net assets acquired and is amortized over 25 years using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the years ended December 31, 1997 and 1996, no charges to operations were made for impairments in the recoverability of goodwill.

8.   Income taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 1997 and 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable.

9.   Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1997 and 1996, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

10.  Reclassifications

     Certain amounts within the accompanying  financial  statements for the year
     ended  December  31,  1996  have  been   reclassified  to  conform  to  the
     presentation for the year ended December 31,1997.

11.  Accounting standards to be adopted

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.  Accounting standards to be adopted - continued

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact from this change in presentation of its consolidated financial statements upon adoption of this standard.

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment" concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for years beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.


NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the year ended December 31, 1997, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:


                                           Highest        Low         Number of
             Entity                       exposure      exposure    days with exposure

    Karts International Incorporated       $1,624,288      $566           146
      Brister's Thunder Karts, Inc.        $830,848        $450           300
          USA Industries, Inc.             $447,918         $75           110


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE D - CONCENTRATIONS OF CREDIT RISK - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. During 1997, the Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through December 31, 1997. As of December 31, 1997, the Company had an unsecured outstanding reverse repurchase agreement of approximately $2,395,000. The Company incurred no losses during 1997 as a result of any of these unsecured situations.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components:
                                                                 Estimated
                                       1997           1996       useful life
                                  -----------    -----------    -------------
     Building and improvements    $   384,296    $   331,360    5 to 25 years
     Equipment                        670,705        317,665    5 to 10 years
     Transportation equipment          77,820         57,050    3 to 5 years
     Furniture and fixtures           129,951         65,299    5 years
                                  -----------    -------------
                                    1,262,772        771,374
     Accumulated depreciation        (137,746)       (34,598)
                                  -----------    -------------
                                    1,125,026        736,776
     Land                              32,800         32,800
                                  -----------    -------------
     Net property and equipment   $ 1,157,826    $   769,576
                                  ===========    =============

Total depreciation expense charged to operations for the years ended December 31, 1997 and 1996 was approximately $103,148 and $34,598, respectively.

NOTE F - NOTES PAYABLE

Notes payable consist of the following:
                                                              1997       1996
                                                           ---------   ---------
$300,000 line of credit payable to a bank.
   Interest at 8.25%.  Principal and accrued
   interest payable at maturity.  Maturity in
   August 1997.  Secured solely by accounts
   receivable due from a specific customer and
   guaranteed by the Company.                              $       -    $100,000

$40,020 term note payable to a bank.  Interest
   at 10.5%.  Principal and accrued interest
   payable at maturity.  Secured by accounts
   receivable, inventory and equipment of USA
   Industries, Inc.  Paid in full in January 1997.                 -      40,020
                                                           ---------    --------

       Total notes payable                                $        -    $140,020
                                                           =========     =======

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                          1997            1996
                                                                                      ------------    -------------
Related parties
       $2,000,000  note  payable to a Foundation.  Interest at  14.0%.  Interest payable on the 15th day of each month beginning on March 15, 1996. All accrued but unpaid interest due on March 14, 2001.  Principal  payable as follows:  $399,996 on March 14,  1999;  $399,996 on March 14, 2000;
          $1,200,008  on  March  14,  2001.  Secured  by  accounts   receivable,
          inventory, property and equipment owned or acquired by the Company.            $     -         $2,000,000



       $1,000,000  payable  t  the former  shareholder  of   Brister's   Thunder
          Karts,  Inc.  Interest  payable  at 8.0% in the  first  loan  year and escalating  1.0% per year to a maximum  of 14.0% in the  seventh  loan year.  Interest only payable  quarterly,  starting June 30, 1996.  All unpaid but accrued interest is due at maturity.  Principal  payable in
          annual   installments   of  $250,000   starting  on  March  31,  2000.
          Collateralized by certain assets valued at $1 million owned by certain
          members of the Company's Board of Directors.                                         -         1,000,000



       $200,000 note  payable to  the former  shareholder  of Brister's  Thunder
          Karts,   Inc.   Interest  payable  at  10.0%.   Payable  in  quarterly
          installments,   including  interest,  of  $20,000,  $55,000,  $53.750,
          $52,500 and $51,250, respectively,  commencing on April 1, 1997. Final maturity in April 1998 or immediately upon successful completion of an
          underwritten   public   offering   of   the   Company's    securities.
          Collateralized by certain assets valued at $1 million owned by certain
          members of the Company's Board of Directors.                                         -           200,000


                                                                                    -------------       ----------

                 Total related party long-term debt                                            -         3,200,000
                                                                                    -------------       ----------



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT - Continued


                                                                                  1997               1996
                                                                                --------           --------
Banks and individuals

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle                                                                     18,781                 -

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.75% at
   December 31, 1996).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                             224,295              235,089

$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest.
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                                4,208                7,553

$27,677 note payable to an individual.  Interest
   at 7.0%.  Payable in semi-monthly installments
   of approximately $200, including interest.
   Secured by equipment owned by Brister's.                                        1,914                6,408
                                                                                ---------          ----------

     Total long-term debt to banks and individuals                               249,198              249,050
                                                                                ---------          ----------

     Total long-term debt                                                        249,198            3,449,050

     Less current maturities                                                     (18,357)            (116,390)
                                                                                --------           ----------

     Long-term portion                                                          $230,841           $3,332,660
                                                                                ========           ==========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT - Continued

Future maturities of long-term debt are as follows:

                             Year ending
                            December 31,                      Amount
                            ------------                    ---------
                                1998                        $ 18,357
                                1999                          15,253
                                2000                          15,731
                                2001                          17,335
                                2002                          16,063
                              2003-2007                       95,171
                              2008-2010                       71,288
                               Totals                       $249,198

In September 1997, the Company issued 250,000 shares of restricted, unregistered common stock in payment of $1,000,000 in principal on the long-term debt payable to a Foundation.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 1997 and 1996, respectively, are as follows:
                                                   1997            1996
                                                ---------        --------
   Federal:
     Current                                    $(156,403)       $156,675
     Deferred                                           -               -
                                                ---------        --------
                                                 (156,403)        156,675
                                                ---------        --------
   State:
     Current                                        3,143          36,900
     Deferred                                           -               -
                                                ---------        --------
                                                    3,143          36,900
                                                ---------        --------

     Total                                      $(153,260)       $193,575
                                                =========        ========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

The Company's income tax expense for the years ended December 31, 1997 and 1996, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                   1997         1996
                                                                ----------   ----------
Statutory rate applied to earnings (loss) before income taxes   $(409,516)   $(260,437)
Increase (decrease) in income taxes resulting from:
   State income taxes                                               3,143       36,900
   Non-deductiability of adjustment for common
     stock issued at less than "fair value"                          --        485,490
   Difference caused by use of statutory amortization
     periods for deduction of goodwill                             79,669      (37,724)
   Utilization of pre-acquisition net operating loss
     of USA Industries, Inc.                                         --        (38,173)
   Other                                                          173,444        7,519
                                                                ---------    ---------

     Income tax expense                                         $(153,260)   $ 193,575
                                                                =========    =========


NOTE I - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $72,300 and $54,225 for the years ended December 31, 1997 and 1996, respectively.

Concurrent with the acquisition of Brister's, the Company and the former owner of Brister's entered into a Real Estate Option Right of First Refusal Agreement. This agreement provides that the Company may, at its sole option, purchase the real property and improvements in Roseland, Louisiana currently utilized by the Company or its subsidiary for an aggregate purchase price of $550,000. The option may be exercised commencing on January 1, 1998 and expires on December 31, 2000.

In January 1996, concurrent with the execution of a letter of intent related to a Stock Purchase Agreement whereby the Company acquired 100.0% of the issued and outstanding stock of Brister's, the Company entered into a consulting contract with a company owned by an officer and director of the Company whereby the consulting company would provide all necessary legal, capital and other related professional services, exclusive of accounting and auditing services, related to the reorganization, recapitalization and consummation of the acquisition of Brister's for a fee of $15,000. The payment of the fee was contingent upon the successful consummation of the Brister's acquisition. The fee was ultimately settled with the differential between 1,500,000 pre-reverse stock split unregistered, restricted common stock (1,000,000 post-reverse split shares) escrowed to close the acquisition of Brister's and the actual number of shares to be issued to the then owners of Brister's, pursuant to the applicable settlement terms of the Stock Purchase Agreement and the consulting contract. Upon final settlement, the $15,000 fee was paid through the issuance of approximately 725,000 pre-reverse stock split shares (483,333 post-reverse stock split shares) to the consulting company.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE J - CONVERTIBLE PREFERRED STOCK

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

In January 1997, the Company began undertaking a secondary public offering of common stock pursuant to a Form SB-2 Registration Statement (secondary offering). In accordance with guidance and instructions from the National Association of Securities Dealers (NASD) related to the Company's application for listing on the "NASDAQ Small- Cap Market", the NASD requested certain modifications to the terms and conditions underlying the sale and issuance of the Preferred Shares and their conversion terms.

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

On September 19, 1997, concurrent with a successful sale of common stock and warrants pursuant to a Registration Statement on Form SB-2, the Company paid $625,000 to redeem the outstanding convertible preferred stock and issued an aggregate 104,175 shares of restricted, unregistered common stock and an aggregate 333,350 1996 Warrants to the holders of the convertible preferred stock as a component of the redemption.
                                                                            F-22

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE K - COMMON STOCK TRANSACTIONS

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

On March 7, 1996, the Company sold 1,101,317 restricted, unregistered post-reorganization shares (734,212 post- March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $1,101. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation". The imputed fair value of this transaction was calculated at a "fair value" of approximately $1.13 per share or approximately $829,660. The differential between the imputed fair value and the actual cash paid was recorded as a component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying consolidated statement of operations.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE K - COMMON STOCK TRANSACTIONS - Continued

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

On March 15, 1996, the Company issued 725,000 restricted, unregistered post-reorganization shares (483,333 post- March 24, 1997 reverse stock split shares) of common stock in settlement of a consulting contract with a company owned by an officer and director of the Company. The transaction was recorded by the Company based on the imputed "fair value" of the securities issued as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed fair value of this transaction was calculated at a "fair value" of approximately $1.13 per share or approximately $546,166. The differential between the imputed fair value and the actual cash paid was recorded as component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying consolidated statement of operations.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE K - COMMON STOCK TRANSACTIONS - Continued

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

On September 16, 1997, the Company issued 250,000 shares of restricted, unregistered common stock to a Foundation as settlement of $1,000,000 in then outstanding long-term debt.

On September 16, 1997 and November 24, 1997, the Company sold an aggregate 1,550,000 and 232,500 shares of common stock and warrants pursuant to a Registration Statement filed on Form SB-2. This transaction generated gross proceeds to the Company of approximately $7,352,813.


NOTE L - COMMON STOCK WARRANTS

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE L - COMMON STOCK WARRANTS

In September 1996, concurrent with the redemption of the issued and outstanding convertible preferred stock, the Company issued an additional aggregate 333,350 1996 Warrants to the holders of the convertible preferred stock. This transaction was valued at the equivalent selling price of $0.125 per warrant, or $41,669, and was charged as a component of cost of capital related to the sale of an aggregate 1,782,500 shares of common stock and deducted from the additional paid-in capital related to the gross proceeds of the offering.

In September 1997, the Company sold 155,000 Underwriter's Warrants for an aggregate price of $155 pursuant to a Registration Statement filed on Form SB-2. Each warrant allows the Underwriter to purchase one share of the Company's common stock at $6.00 per share and one (1) 1997 Warrant at a price of $0.1875 per share. The 1997 warrants are described in detail in the next paragraph. These warrants expire on September 9, 2002 if not exercised by the Underwriter.

In September and November 1997, the Company sold, pursuant to a Registration Statement on Form SB-2, an aggregate 1,782,500 warrants (1997 Warrants) at $0.125 each for gross proceeds of $222,813. Each warrant entitles the holder to purchase one (1) share of the Company's common stock at a price of $4.00 per share during the four year period commencing on September 9, 1998. These warrants are redeemable by the Company at a redemption price of $0.01 per warrant, at any time after September 9, 1998 upon thirty (30) days written notice to the respective warrant holders if the average closing price of the Company's common stock equals or exceeds $8.00 per share for the 20 consecutive trading days ending three (3) days prior to the notice of redemption.



                                              Warrants        Warrants        Warrants
                                              granted         exercised      outstanding     Exercise price
                                            ----------        ---------      -----------     ---------------
Class A Warrants                                66,667           3,334           63,333      $5.25 per share
1996 Warrants                                  166,668               -          166,668      $4.50 per share
                                            ----------        --------          -------

     Totals at December 31, 1996               233,335               -          230,001
                                            ==========        ========          -------

1996 Warrants                                  333,350               -          333,350      $4.50 per share
Underwriter's Warrants                         155,000               -          155,000      $4.00 per share
1997 Warrants                                1,782,500               -        1,782,500      $4.00 per share
                                            ----------        --------        ---------

     Totals at December 31, 1997             2,270,850               -        2,500,851
                                            ==========        ========        =========


NOTE M - STOCK OPTIONS

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE M - STOCK OPTIONS - Continued

On January 30, 1997, the Board of Directors of the Company adopted a stock option plan providing for the reservation of an additional 66,667 post-reverse split shares of common stock for options to be granted to employees of the Company. Concurrent with this action, the Company granted options to purchase 6,667 shares of the Company's common stock at a price of $4.875 per shares to the Company's then Chief Financial Officer and the Company's Vice President of Marketing (VP Options). These options are exercisable after January 30, 1998 and expire on January 30, 2002. The options granted to the Company's former Chief Financial Officer expired concurrent with his termination in the first quarter of 1998.

Further, on January 30, 1997, the Company granted options to purchase an aggregate 52,670 shares of the Company's common stock to employees of the Company and its operating subsidiaries at an exercise price of $4.875 per post-split share. These options are exercisable after January 30, 1998 and expire on January 30, 2002.


                          Options        Options            Options          Options
                          granted       exercised          terminated        outstanding       Exercise price
                          -------
     1996 options          59,355               -                  -            59,355           $5.63 per share
     1997 VP options       13,334               -              6,667             6,667           $4.875 per share
     1997 options          52,670               -                  -            52,670           $4.875 per share
                          --------          -----             ------            ------

     Totals               125,359               -              6,667            118,692
                          =======           =====             ======            =======

     Shares allocated     125,377
                          =======



NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation
Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $50,000 per claim self-insurance clause as of December 31, 1997. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of December 31, 1997, approximately $150,000 has been accrued and charged to operations for anticipated future litigation.

On February 4, 1997, litigation was filed against the Company and Brister's in an action to have Brister's product liability insurance coverage (discussed in the preceding paragraph) declared null and void as a result of a payment by Brister's insurance underwriter in settlement of a product liability lawsuit. Legal counsel is of the opinion that this action has questionable merit and the determination of an outcome, if any, is unpredictable at this time. The Company is vigorously defending the action. Additionally, the Company is pursuing a counteraction against the underwriter's agent for potential misrepresentations made by the agent to the underwriter regarding Brister's during the acquisition of the aforementioned commercial liability insurance coverage. The Company is currently engaged in discovery and is unable to predict the ultimate outcome of this litigation.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Litigation - continued

The Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

Consulting and Patent Licensing
Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $30,000 under the terms of this agreement during the year ended December 31, 1997.

Pursuant to the acquisition of Brister's, the Company and the former owner of Brister's entered into a Non- Competition Agreement. The former owner has agreed not to compete with the Company or any of its subsidiaries for a period of five years in any jurisdiction in which the Company or any subsidiary is duly qualified to conduct business or within any marketing area in which the Company is doing a substantial amount of business or is engaged in a business similar to that currently operated by the Company. Additionally, the former owner agreed that during the same five-year period not to interfere with the employment relationship between the Company and any of its other employees by soliciting any of such individuals to participate in individual business ventures.

At the closing of the Brister's acquisition, the Company entered into a Licensing Agreement with the former owner of Brister's. This agreement provides that the former owner will (1) license to the Company all of the Intellectual Property (as defined) currently owned by the former owner and being used by the Company or any subsidiary at terms at least as favorable as the former owner has received or could have received in arms-length transactions with third parties and (2) for a period of five years from the execution of the Licensing Agreement will license to the Company, at the Company's sole option, all Intellectual Property developed or owned by the former owner at any time subsequent to the Closing Date. The license referenced in section (2) above shall be exclusive to the Company and free of charge for the first year from the date of invention and thereafter at terms at least as favorable as the former owner has received or could have received in arms-length transactions with third parties. Intellectual Property is defined in the Stock Purchase Agreement as all domestic and foreign letters patent, patents, patent applications, patent licenses, software licenses and know-how licenses, trade names, trademarks, copyrights, unpatented inventions, service marks, trademark registrations and applications, service mark registrations and applications and copyright registrations and applications owned or used by the Company or any subsidiary in the operation of its business.

On March 15, 1997, the Company and the former owner amended this Licensing Agreement and executed a related Royalty Agreement, for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company paid an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the year ended December 31, 1997, the Company paid or accrued approximately $21,000 under this Agreement.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Employment agreement
In March 1996, pursuant to a January 1996 letter agreement, the Company entered into a long-term employment contract (Agreement) with an individual to serve as the Company's Chairman of the Board, President and Chief Executive Officer. The Agreement is for a term of three (3) years and provides for an annual base salary of $150,000. Upon execution of the Agreement, the individual earned a signing bonus of 10%, or $15,000, paid with the issuance of 210,000 restricted, unregistered post-reorganization shares (140,000 post-March 24, 1997 reverse split shares) of common stock. Under the terms of the Agreement, the Company may buy-back 140,000 shares in Year 1 of the Agreement at an aggregate price of $16,800 if the individual is terminated for cause or the individual voluntarily terminates his employment prior to March 15, 1997; 70,000 shares in Year 2 of the Agreement at an aggregate price of $8,400 if the individual is terminated for cause or the individual voluntarily terminates his employment between March 15, 1997 and March 15, 1998; and 35,000 shares in Year 3 of the Agreement at an aggregate price of $4,200 if the individual is terminated for cause or the individual voluntarily terminates his employment between March 15, 1998 and March 15, 1999. If the Agreement is terminated for any reason than for cause or voluntary termination by the individual, the buy-back option is terminated.

Concurrent with the resignation of this individual as the Company's Chairman of the Board, President and Chief Executive Officer, effective January 15, 1998, this Agreement was terminated and was settled with a one-time cash payment by the Company of approximately $208,100. In anticipation of this event, due to ongoing negotiation, this settlement was charged to operations as a component of "Other expense" in the accompanying consolidated financial statements.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE O - SIGNIFICANT CUSTOMERS

During the year ended December 31, 1997 and 1996, the Company had two related customers responsible for net sales in excess of 10.0% of total net sales.

                                1997                             1996
                       ------------------------        ------------------------
                                     Percent of                      Percent of
                          Amount     sales                Amount       sales
Company A              $  713,664       9.36%          $1,316,880      15.81%
Company B                 566,480       7.43%             369,460       4.44%
                       ----------      ------          ----------      ------
                       $1,280,144      16.79%          $1,686,340      20.25%
                        =========      =====            =========      =====

Total net sales        $7,626,463      100.00%         $8,327,316      100.00%
                        =========      ======           =========      ======



NOTE P - SUBSEQUENT EVENTS

Effective January 30, 1998, the Company entered into an Employment Agreement (Agreement) with an individual to serve as the Company's President and Chief Executive Officer (President). The Agreement is for a term of three (3) years and provides the President with an annual base salary of $150,000. Upon execution of the Agreement, the President received options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $3.25 per share. The options vest as follows: 100,000 shares as of January 30, 1999; 50,000 shares as of January 31, 2000; 50,000 shares as of January 31, 2001. All unvested options vest immediately upon the termination of the Agreement if termination is for reason other than "for cause", and all unexercised options expire on January 31, 2003. The President may also receive annual performance based stock options to purchase up to 50,000 shares of the Company's common stock at a price equal to the market value of the Company's common stock on the date of issuance, as determined by the Company's Board of Directors, and an annual cash bonus not to exceed 15.0% of the annual base salary.

In March 1998, the Company granted options to purchase an aggregate 20,000 shares of the Company's common stock to employees of the Company and its operating subsidiaries at an exercise price of $3.50. These options vest on the first anniversary date of their grant and expire on the earlier of five years from the date of their grant or upon termination of the option holder as an employee of the Company.

                        KARTS INTERNATIONAL INCORPORATED

                                  EXHIBIT INDEX



Exhibit
Number                         Description of Exhibit
-------   ----------------------------------------------------------------------

   2.1* Agreement and Plan of Merger, dated April 16, 1996, by and between Sarah Acquisition Corporation and the Company.
   2.2* Stock Purchase Agreement, dated January 16, 1996, by and among Halter Financial Group, Inc. on behalf of the Company, Brister's Thunder Karts, Inc., and Charles Brister (Schedules have been omitted, but will be furnished to the Commission upon request).
   2.3* Amendment to Stock Purchase Agreement, dated March 15, 1996, by and among Halter Financial Group, Inc. on behalf of the Company, Brister's Thunder Karts, Inc., and Charles Brister (Schedules have been omitted, but will be furnished to the Commission upon request).
   2.4* Stock Purchase Agreement, dated October 4, 1996, by and among the Company, USA Industries, Inc., Jerry Michael Allen, Angela T. Allen, Johnny C. Tucker, and Carol Y. Tucker (Schedules have been omitted, but will be furnished to the Commission upon request).
   2.5* Consulting Agreement, dated January 16, 1996, by and between Halter Financial Group, Inc. and Sarah Acquisition Corporation.
   3.1*   Articles of Incorporation of the Company.
   3.2*   Bylaws of the Company.
   3.3* Certificate to Decrease Authorized Shares of Common Stock, dated March 12, 1997.
   4.1*   Specimen of Common Stock Certificate.
   4.2*   Form of Warrant Agreement covering the Warrants.
   4.3* Form of Redeemable Common Stock Purchase Warrants issued in connection with the sale of the Warrants.
   4.4* Form of Redeemable Common Stock Purchase Warrant issued in the Company's private offering of Units, completed November 15, 1996 (the "1996 Warrants").
   4.5* Form of Common Stock Purchase Warrant issued in the Company's offering of Units pursuant to Rule 504, completed July 2, 1996 (the "Class A Warrants").
   4.6* Certificate of Designation Establishing Series of Preferred Stock, filed with the Secretary of State of Nevada on November 15, 1996.
   4.7*   Specimen of Convertible Preferred Stock Certificate.
  10.1* Lease Agreement, dated March 18, 1996, by and between Northpark Properties, L.L.C. and the Company.
  10.2* License Agreement, dated March 15, 1996, by and between the Company and Charles Brister.
  10.3* Addendum "A" to License Agreement, dated March 15, 1997, by and between the Company and Charles Brister.
  10.4* Royalty Agreement, dated March 15, 1997, by and between the Company and Charles Brister.
  10.5* $1,000,000 Subordinated Promissory Note, dated March 15, 1996, payable to Charles Brister, executed by Brister's Thunder Karts, Inc., as maker.
  10.6* $200,000 Promissory Note, dated April 1, 1996, payable to Charles Brister, executed by the Company, as maker.
  10.7* Commercial Security Agreement, by and among Charles Brister, as secured party, Brister's Thunder Karts, Inc., as borrower, and Robert
          W. Bell and Gary C. Evans, as pledgors.

Exhibit
Number                         Description of Exhibit
------    ----------------------------------------------------------------------
   10.8*  $2,000,000  Promissory  Note,  dated  March 15,  1996,  payable to The
          Schlinger Foundation, executed by the Company, as maker, and by Brister's Thunder Karts, Inc., as pledgor.
   10.9* Commercial Security Agreement, by and among The Schlinger Foundation, as secured party, the Company, as borrower, and Brister's Thunder Karts, Inc., as pledgor.
   10.10* Vendor Agreement, dated June 5, 1996, by and between Wal-Mart Stores,
          Inc. and Brister's Thunder Karts, Inc.
   10.11* Vendor  Agreement,  dated September 30, 1996, by and between Wal-Mart
          Stores, Inc. and USA Industries, Inc.
   10.12* Floor Plan Agreement,  dated September 9, 1996, by and among Deutsche
          Financial Services Corporation, the Company, and Brister's Thunder Karts, Inc.
   10.13* Guaranty of Vendor, dated September 9, 1996, executed by the Company and Brister's Thunder Karts, Inc. in favor of Deutsche Financial Services Corporation.
   10.14* Employment  Agreement,  as  amended,  dated  March 15,  1996,  by and between the Company and V. Lynn Graybill.
   10.15* Consulting Engagement Letter, dated February 19, 1997, by and between
          Charles Brister, as consultant, and the Company.
   10.16* Letter  Agreement,  dated  January 21,  1997,  by and  between  Bobby
          Labonte, as national spokesman for the Company, and the Company. 10.17* Consulting Agreement, dated March 16, 1997, by and between the
          Company and Halter Financial Group, Inc.
   10.18* Form of Private Placement Subscription Participation Option Notice, dated March 6, 1997, relating to the Company's November 1996 private offering.
   10.19* $300,000  Universal Note, dated August 13, 1996,  payable to Deposit
          Guaranty National Bank, executed by Brister's Thunder Karts, Inc., as borrower.
   10.20* Security  Agreement,  dated August 13, 1996, by and between Brister's
          Thunder Karts, Inc., as debtor, and Deposit Guaranty National Bank, as secured party, relating to the $300,000 Universal Note referenced as
          Exhibit 10.19.
   10.21* Collateral  Pledge  Agreement,  dated August 13, 1996,  by Brister's
          Thunder Karts, Inc., as pledgor, relating to the $300,000 Universal Note referenced as Exhibit 10.19.
   10.22* Guaranty, dated August 13, 1996, executed by the Company, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and Brister's Thunder Karts, Inc., as borrower, relating to the $300,000 Universal Note referenced as Exhibit 10.19.
   10.23* $500,000  Loan  Agreement,  dated October 1, 1996, by and between USA
          Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
   10.24* $500,000  Universal  Note,  dated October 1, 1996, by and between USA
          Industries, Inc., as borrower, and Deposit Guaranty National Bank, as lender.
   10.25* Security  Agreement,  dated  October 1, 1996,  by and  between  USA
          Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
   10.26* Financing Statement, by and between USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the Universal Note referenced as Exhibit 10.24.

Exhibit
Number                         Description of Exhibit
------

  10.27* Guaranty, dated October 1, 1996, executed by Karts International Incorporated, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and USA Industries, Inc., as borrower, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
  10.28* Placement Agency Agreement, dated November 8, 1996, by and between the Company and Argent Securities, Inc.
  10.29* Option Agreement, dated March 15, 1996, by and between Charles Brister, as seller, and Brister's Thunder Karts, Inc., as Purchaser.
  10.30* Lease of Commercial Property, dated September 27, 1995, by and between Charles Brister, as lessor, and Brister's Thunder Karts, Inc., as lessee, as amended by that certain Amended Lease of Commercial Property, dated November 30, 1995, as amended by that certain First Amendment to Lease of Commercial Property, dated March 15, 1996.
  10.31* Non-Competition Agreement, dated March 15, 1996, by and between Charles Brister and the Company.
  10.32* Non-Competition Agreement (Louisiana), dated March 15, 1996, by and between Charles Brister and the Company.
  10.33* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the July 1996 Stock Option Plan.
  10.34* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the January 1997 Stock Option Plan.
  10.35* Escrow Agreement, dated March 31, 1996, between Halter Financial Group, Inc., Securities Transfer Corporation and the Company.
  10.36* Letter Agreement between Brister's Thunder Karts, Inc. and Deposit Guaranty National Bank extending the maturity date of the $300,000 Universal Note referenced in Exhibit 10.19.
  10.37* Letter Agreement between The Schlinger Foundation and the Company, dated August 28, 1997, regarding the conversion of $1 million of the principal amount of the Schlinger Note into 250,000 shares of Common Stock.
  10.38 Employment Agreement, dated January 30, 1998, by and between the Company and Robert M. Aubrey.
   21.1*  Subsidiaries of the Company.
   27.1   Financial Data Schedule.
------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC File No. 333-24145) and incorporated by reference herein.

EXHIBIT 10.38


                              EMPLOYMENT AGREEMENT
                              --------------------

     This Employment Agreement (the "Agreement" or "Employment Agreement") is made and entered into this 30th day of January, 1998 (the "Effective Date"), by and between Karts International Incorporated, a Nevada corporation ("Employer"), and Robert M. Aubrey ("Employee");

                              W I T N E S S E T H:
                              -------------------
     WHEREAS, Employee is experienced and qualified to perform duties connected and associated with the business of Employer;

     WHEREAS, Employer wishes to employ Employee, and Employee wishes to be employed by Employer, upon the terms and subject to the conditions hereinafter set forth;

     WHEREAS, as a condition of Employee's employment, Employer desires to receive from Employee certain covenants and agreements; and

     WHEREAS, Employer and Employee desire to set forth in writing the terms and conditions of their agreements and undertakings with respect to these covenants, as this Agreement is a condition of Employee's employment and ancillary thereto, but does not purport to set forth all the terms of such employment.

     NOW, THEREFORE, IN CONSIDERATION of the herein recited undertakings, the compensation to be paid by Employer to Employee and the other covenants and agreements contained herein, the receipt and sufficiency of which are hereby acknowledged and confessed, the parties hereto agree as follows:

     1. Employment. Employer hereby employs Employee as an employee of Employer upon the terms and subject to the conditions hereinafter set forth.

     2. Term of Employment. Employee's term of employment under this Agreement shall begin on the effective date of this Agreement as hereinafter provided and shall, subject to early termination as hereinafter set forth in this Agreement, continue until and terminate on the third (3rd) anniversary date of the Effective Date of this Agreement (the "Initial Term"); provided, however, that the term of employment of Employee under this Agreement shall be automatically extended for an additional period of one year after the expiration of the Initial Term, unless at least thirty (30) days prior to such date either Employer or Employee shall give written notice to the other that Employee's term of employment under this Agreement shall end upon the expiration of the Initial Term. If Employee's term of employment is automatically extended at the expiration of the Initial Term, it shall be further automatically extended from year to year thereafter unless at least thirty (30) days prior to


EMPLOYMENT AGREEMENT - Page 1
the anniversary date of any such extension, written notice is given by either Employer or Employee to the other that Employee's term of employment under this Agreement shall end on such anniversary.

     3. Employee Warranties. Employee represents and warrants to Employer that Employee (a) has the legal power and right to enter into this Agreement, and that upon execution and delivery of this Agreement by Employee to Employer, this Agreement will constitute the legal, valid, and binding obligation of Employee, fully enforceable in accordance with its terms and provisions; (b) is free to enter into the terms of this Agreement and he has no obligations inconsistent herewith; and (c) agrees to devote his best efforts to Employer's business interests to the exclusion of any affiliation in competition with Employer or that might otherwise utilize Employer's know-how or other confidential information.

     4. Duties of Employee. For the term provided in Paragraph 2 of this Agreement (subject to earlier termination as hereinafter provided), Employee shall be employed as President and Chief Executive Officer of Employer. Employee shall have such other duties and responsibilities as may from time to time be assigned to Employee by the Board of Directors of Employer. Employee shall also be a voting member of the Board of Directors and in turn be entitled to attend any and all meetings of the Board of Directors.

     Employee shall report to the Board of Directors. Without limiting the generality of the foregoing, Employee shall have the following reporting obligations to the Board of Directors: (a) monthly operating financial statements and (b) quarterly presentations at mutually agreed upon dates and times regarding the Corporation's operations. In addition, without limiting the generality of the foregoing, Employee shall submit the following to the Board of Directors for approval: (a) an annual budget; and (b) any proposals regarding capital expenditures exceeding an aggregate of $40,000, provided that such expenditures shall not include those incurred in the ordinary course of business.

     5. Place of Employment. The duties to be performed by Employee shall be performed at the offices of Employer, located in Roseland, Louisiana (the "Company Headquarters"), as well as at such other temporary locations as the Board of Directors of Employer may from time to time determine or require for the performance of his duties as an employee of Employer. However, Employee shall be under no obligation hereunder to permanently relocate in the event the Board of Directors elects to move the Company Headquarters. Until such time as Employee is able to permanently relocate to the Company Headquarters, which relocation must occur within six (6) months of the Effective Date (the "Relocation Period"), Employer agrees to provide temporary living


EMPLOYMENT AGREEMENT - Page 2
accommodations to Employee, which accommodations may be chosen by Employee and approved by Employer. Employer shall be solely responsible for rent and utility payments associated with such accommodations, with all other expenses being the sole responsibility of Employee. During the Relocation Period, Employer shall also reimburse Employee for airline travel expenses for up to twelve (12) round trip coach class excursions between New Orleans, Louisiana and Orlando, Florida.

     6. Time Requirements. Employee shall devote his entire productive time, ability and attention to the business of Employer during the term of this Employment Agreement. Employee shall not, directly or indirectly, without the prior consent of Employer, render any services of a business, commercial or professional nature to any other organization or legal entity, whether for compensation or otherwise, during the term of this Employment Agreement as provided in Paragraph 2 hereof.

     7. Conduct Requirements. Employee shall, at all times during the term of this Employment Agreement, conduct himself in such a manner as to reflect credit to Employer and shall not do or perform any acts in his capacity as an employee of Employer and/or in his personal and/or social life and/or in his financial affairs which are or may be considered improper, immoral, illegal, dishonest, indiscreet and/or may cause Employee and/or Employer to suffer loss of reputation and/or cause Employee and/or Employer embarrassment.

     8. Compensation; Benefits. Effective as of the Effective Date of this Agreement, Employer shall pay or provide to Employee during the Initial Term of this Employment Agreement and any extension hereof (unless this Agreement is earlier terminated as hereinafter provided in Paragraph 10 hereof) the following compensation and benefits set forth in subparagraphs (a) through (c)
(collectively the "Benefits"), subject to deductions, offsets and credits as elsewhere set forth in this Paragraph 8:

          (a)  Compensation.

               (i) Salary. Employee shall receive an annual salary of $150,000 ("Base Salary"), subject to mandatory deductions and withholdings as required by law, payable in accordance with Employer's established payroll procedures, subject to proration for any partial employment period. Employee's Base Salary may be increased at any time at the sole discretion of the Board of Directors.

               (ii) Stock Options. Employee shall receive options (the "Options") to purchase an aggregate of 200,000 shares of Employer's Common Stock at an exercise price equal to the closing bid price of the Common Stock on the Effective Date as quoted on the Nasdaq SmallCap Market. The Options shall vest and be exercisable as follows:
          (a) options to purchase 100,000 shares of Common Stock shall vest on the first anniversary of the Effective Date of this Agreement; (b) options to purchase


EMPLOYMENT AGREEMENT - Page 3

          50,000 shares of Common Stock shall vest on the second anniversary of the Effective Date of this Agreement; and (c) options to purchase the remaining 50,000 shares of Common Stock shall vest on the third anniversary of the Effective Date of this Agreement. All unvested Options shall vest immediately in the event this Agreement is terminated either as the result of the death or disability of Employee as contemplated in paragraph (a) of Section 10 of this Agreement or "without cause" as provided for in paragraph (c) of Section 10 of this Agreement. The Options shall expire on the fifth anniversary of the Effective Date of this Agreement.

               (iii) Bonus. Employee may be eligible to receive an annual bonus, which bonus shall be in the form of (a) options to purchase up to 50,000 shares of Employer's Common Stock, which options shall vest immediately upon issuance and shall expire five years from the date of grant, and (b) cash in an amount not to exceed 15% of Employee's base salary as set forth in Section (a)(i) of this Paragraph, subject to mandatory deductions and withholdings as required by law. Such bonus, if any, shall be payable at such time as the Board of Directors of Employer, in its sole discretion, shall determine.

               (b) Employee Benefits.

               (i) Medical Benefits. Employer agrees to include Employee and his spouse, if applicable, with no delay in coverage, in any hospital, surgical, medical and dental plan or plans of Employer for its employees generally from time to time during the term of this Employment Agreement, provided Employee and his spouse are eligible, in accordance with the terms and conditions of such plan or plans, to be covered by such plan or plans. The costs of participating in such plan or plans shall be borne by Employer provided such cost does not exceed $7,200 per year. Any costs associated with providing the benefits of this sub-paragraph (b)(i) which exceed $7,200 per year shall be the responsibility of Employee. In the event Employer does not subscribe to any form of medical or dental plan, Employee and his spouse shall be reimbursed for medical and dental insurance contracted for by them on an independent basis, which reimbursement shall not exceed $7,200 per year.

               (ii) Other Benefit Plans. Employee may be eligible to be included in any profit sharing, pension, deferred compensation or other benefit plans of Employer, including group term life insurance, for all or any portion of its employees, including its key employees, from time to time during the term of this Employment Agreement. The costs of participating in any of such benefit plans shall be borne as provided in rules and regulations adopted by Employer from time to time dealing with any of such plans. It is agreed and understood that there shall be no obligation on the part of Employer to provide for the participation of Employee in, or to institute, any such plan or plans or to make any contribution or contributions thereunder.

               (iii) Vacation, Personal Days and Holidays. Employee shall be entitled to paid vacation and personal days as follows: (a) during the first year of the Initial Term of this Agreement, Employee shall be entitled to two (2) weeks vacation and five (5) personal days; and (b) during the second and third years of the Initial Term of this


EMPLOYMENT AGREEMENT - Page 4

          Agreement, and upon any extension thereof, Employee shall be entitled to three (3) weeks vacation and ten (10) personal days, which vacation shall be taken by Employee at reasonable times and on or before each anniversary of the Effective Date of this Agreement. Unused vacation days may not be carried over if not taken prior to an anniversary date. In addition, Employee shall be entitled to such holidays as Employer elects to provide for its employees generally.

               (c) Other Benefits. Employee may be eligible to participate in any stock option plan, incentive compensation plan or bonus plan which may be provided by Employer or by any affiliate of Employer to its key employees, the actual participants therein, including Employee, and benefits granted thereunder, if any, to be at the sole discretion of Employer or its affiliates. Such plans are subject to any rights reserved by Employer or its affiliates to modify or terminate any such plans.

     9. Relocation and Business Expenses; Reimbursement. Employee shall be reimbursed by Employer for reasonable expenses incurred by Employee in contracting with a moving company for the purpose of permanently relocating to the Company Headquarters. Employee shall be entitled to receive reimbursement for, or payment directly by Employer of, all reasonable expenses incurred by Employee in the performance of his duties under this Agreement, provided that
(i) Employee accounts therefor in writing pursuant to Section 274 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) such expenses are ordinary and necessary business expenses of Employer within the meaning of
Section 162 of the Code, and (iii) Employer approves such expenses in advance prior to being incurred by Employee if such expenses should exceed $5,000. 10. Termination. This Employment Agreement shall terminate earlier than provided in Paragraph 2 hereof upon the first to occur of any of the following: (a) Death or Disability. In the event Employee shall die or become disabled during the term of this Employment Agreement, then and in such event, this Employment Agreement shall automatically terminate as of such date. Employer shall pay to Employee or Employee's legal representatives all Benefits, if any, then due and owing to Employee figured prorata up to and including the date of death or disability. As used in this Agreement, the term "disability" shall have the meaning given such term in any disability insurance policy or policies covering Employee if any such policy or policies is in force at the time a determination of disability is to be made. If no such policy is in force at such time, the term "disability" or "disabled" shall mean the physical or mental


EMPLOYMENT AGREEMENT - Page 5
incapacity of Employee which has prevented or will prevent such Employee from substantially performing the usual duties of his employment with Employer for a substantially continuous period of at least one-hundred twenty (120) days. If there is any dispute as to whether Employee is disabled (whether or not any disability policy is in force), Employee and Employer shall each select a medical doctor duly licensed in the state of Employee's permanent residence within 15 days of the date the issue of disability first arises. The two doctors so selected shall then within 15 days thereafter mutually agree on a third medical doctor duly licensed in such state. The three doctors so selected shall then within 30 days following the selection of a third medical doctor make a determination as to whether Employee is disabled. The decision of the three medical doctors so selected shall be conclusive on all parties concerned. The cost and expense of the three medical doctors so selected shall be borne by Employer.

     (b) Termination for Cause. This Employment Agreement may be terminated, and Employee discharged, prior-to the expiration of the Initial Term for the reasons set forth below. Employer may at its option terminate this Agreement by giving written notice of termination to Employee without prejudice to any other remedy to which Employer may be entitled, either at law, in equity, or under this
Agreement:

          (i) if Employee fails to permanently relocate to the Company Headquarters prior to the expiration of the Relocation Period; however, Employee may claim his state of permanent residence to be other than the State of Louisiana for personal reporting purposes;

          (ii) if Employee fails to devote his full time, effort and skill as a representative of Employer;

          (iii) if Employee fails to perform services that are satisfactory to Employer;

          (iv) upon the occurrence of circumstances that make it impossible or impractical for the business of Employer to be continued; or

          (v) upon the filing of a petition in a court of bankruptcy by Employer.

     This Agreement shall also terminate immediately on the occurrence of any one of the following events:

          a) Employee breaches or neglects the duties or other terms of this Agreement (including making any representation in this Agreement that turns out to be-false);


EMPLOYMENT AGREEMENT - Page 6

          b) Employee fails to follow any requirement, order or mandate of the Board of Directors of Employer;

          c) Employee commits any dishonest act towards Employer;

          d) Employee engages in any activity involving fraud, dishonesty, moral turpitude, addiction or dereliction of duty; or

          e) subject to the provisions of Paragraph 10(a) above, an incapacity for any reason on the part of Employee to perform his duties for a continuous period of one hundred twenty (120) days, unless waived by Employer.

     ln the event of termination of this Employment Agreement prior to the completion of the Initial Term of employment specified in it, for any reasons set forth above, Employee shall be entitled to the Benefits earned prior to the date of termination, computed pro rata up to and including the date of termination. Employee shall be entitled to no further Benefits and will be relieved of all duties and obligations under this Employment Agreement as of the date of termination. Notwithstanding anything provided herein, Employee understands and agrees that Employee's obligations and agreements set forth in Sections 12 and 13 shall survive the terminations of this Agreement.

          (c) Termination Without Cause. This Employment Agreement and Employee's employment by Employer may be terminated by Employer without cause; provided, however, Employer shall pay Employee an amount equal to one year's Base Salary plus any other accrued but unpaid Benefits. Notwithstanding the foregoing, Employer shall have no obligation to pay or provide Employee with any Benefits if Employee violates, breaches or otherwise fails to comply with each and every of the terms and provisions of the Non- Compete.

          (d) Early Termination by Employee. If Employee resigns or otherwise terminates his employment with Employer prior to the expiration of the term provided in Paragraph 2 hereof, Employee shall forfeit and shall not be entitled to receive any Benefits from Employer whatsoever except any salary and bonus actually earned by him prior to the date of termination as provided for in this Agreement. Any termination pursuant to this Paragraph 10(d) shall not limit any right or remedy that Employer may have against Employee.

          (e) Change in Control. If this Agreement is terminated by either Employer or Employee as a result of a Change in Control, as hereinafter defined, Employee shall be entitled


EMPLOYMENT AGREEMENT - Page 7
     to a cash payment of $150,000 and the immediate vesting of the Options granted in Paragraph 8 as full and final satisfaction of all obligations due and owing to Employee by Employer under the terms of this Employment Agreement.

               A Change In Control will be deemed to have occurred for purposes hereof (i) when a change of stock ownership of Employer of a nature that would be required to be reported in response to Item 6(e) of
          Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any successor Item of a similar nature has occurred; or (ii) upon the acquisition of beneficial ownership, directly or indirectly, by any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) of securities of Employer representing 50% or more of the combined voting power of Employer's then outstanding securities; or (iii) a change during any period of twelve (12) consecutive months of a majority of the members of the Board of Directors of Employer for any reason, unless the election, or the nomination for election by Employer's shareholders, of each director was approved by a vote of a majority of the directors then still in office who were directors at the beginning of the period; provided that a Change In Control will not be deemed to have occurred for purposes hereof with respect to any person meeting the requirements of clauses (i) and (ii) of Rule 13d-1(b)(1) promulgated under the Securities Exchange Act of 1934, as amended.

     11. Status of Agreement. The Benefits or payments made under this Employment Agreement shall be independent of and in addition to those under any other agreement which may be in effect between the parties hereto or any other compensation payable to Employee or his designees or estate by Employer and unless specifically referred to herein or unless otherwise provided by agreement or law, nothing contained herein shall be deemed to exclude Employee from any pension, profit-sharing, insurance or other benefits to which he may otherwise be or might become entitled as an employee of Employer.

     12. Non-Compete Agreement. Employee acknowledges that the services rendered to Employer by Employee have been and will continue to be of a special character which have a unique value to Employer and Employee has had or will have access to trade secrets and confidential information belonging to Employer, the loss of which cannot adequately be compensated by damages in an action of law. Employee acknowledges that Employer's customers and the suppliers are not generally known, and that the documents and information regarding Employer's customers, suppliers,


EMPLOYMENT AGREEMENT - Page 8
services,   methods  of  operation,   sales,   pricing,  and  costs  are  highly
confidential and constitute trade secrets.

     During the term of Employee's employment with Employer and for a period of two years following the termination of Employee's employment with Employer for any reason whatsoever, Employee:

          (a) will not, directly or indirectly, own, manage, operate, control, be employed by, perform services for, be connected with ownership, management, operation, or control of any business which performs services similar to or competitive with those provided by Employer, in any territory where Employee has ever been employed by Employer or within a thirty-five mile radius of any- such territory;

          (b) will not, either on his own account or for any person, firm, partnership, corporation or other entity, solicit, interfere with, or endeavor to cause any employee of Employer to leave his or her employment, or induce or attempt to induce any such employee to breach his or her Employment Agreement with Employer;

          (c) shall not solicit, induce or attempt to induce any past or current customer of Employer to cease doing business in whole or in part with or through Employer, or to do business with any other person, firm, partnership, corporation or other entity.

Notwithstanding the foregoing, Employee may, as a passive investor, without violating the provisions hereof, own not more than 5% of the issued and outstanding stock of a publicly-held company which is engaged in the Business of Employer.

         Employee acknowledges that the laws of the State of Louisiana regarding the enforceability of covenants not to compete are unique and as such hereby agrees to execute the form of Non- Competition Agreement (State of Louisiana
Only), attached hereto as Exhibit "A", for the purpose of setting forth the terms of Employee's covenant not to compete with Employer in the State of Louisiana.

          13. Confidential Information.

          (a) Employee recognizes that Employer's business interests require a confidential relationship between Employer and Employee and the fullest practical protection and confidential treatment of Employer's financial data, writings, computer software, sources of supply, know-how, plans and programs, and other knowledge of Employer's Business, including but not limited to the identity of its customers and suppliers, its arrangements with


EMPLOYMENT AGREEMENT - Page 9
     such suppliers and customers and technical data relating to its business, products, and services (all of which is collectively referred to as the "Confidential Information"), which may in whole or in part be conceived or learned of by Employee in the course of Employee's employment with Employer.

          (b) Employee agrees to keep secret and to keep confidential all of Employer's Confidential Information, whether or not copyrightable or patentable, both during and after the termination of Employee's employment with Employer. Employee further covenants and agrees not to use or aid others in learning of or using any of Employer's Confidential Information except in the faithful performance of Employee's duties for Employer. In this regard, during the term hereof and for two (2) years following the termination of this Agreement, Employee covenants and agrees that, except insofar as authorized by Employer as a necessary disclosure to persons having a need to know consistent with the working relationship within Employer and with Employer's customers:

               (i)   Employee   will  not   directly  or   indirectly   disclose
          Confidential Information to others either within or outside of Employer;

               (ii) Employee will not use Confidential Information for his own account and will not aid or abet others in use of it for either their account or his account or benefit;

               (iii) Employee will not make or disclose documents or copies of documents containing disclosures of Confidential Information; and

               (iv) As to documents which are delivered to Employee or which are made as a necessary part of the working relationships and duties within Employer and with Employer's customers and suppliers, Employee will treat them confidentially and will mark them as proprietary confidential documents not to be reproduced or used without appropriate authority of Employer.

          (c) In the event of a breach or threatened breach by Employee of the provisions of this Paragraph 13, Employer shall, in addition to any other available remedies, be entitled to an injunction restraining Employee from disclosing, in whole or in part, any such information or from rendering any services to any Person to whom any such information may have been disclosed or is threatened to be disclosed.

          (d) The covenants and agreements of Employee set forth in this Paragraph 13 are in addition to, and not in lieu of, similar provisions contained in paragraph 12 hereof.


EMPLOYMENT AGREEMENT - Page 10

     14. Continuing Effect. The provisions of Paragraphs 12 and 13 of this Employment Agreement shall continue to be binding upon Employee in accordance with the terms therein contained, notwithstanding termination of Employee's employment hereunder for any reason whatsoever.

     15. Corporate Opportunities and Property Rights of Parties. Employee agrees that he will promptly and fully inform and disclose to Employer all business opportunities to which Employee becomes aware related to any business venture being undertaken by Employer, a subsidiary of Employer or any entity affiliated with Employer, during the term of this Agreement and any renewals of this Agreement, whether conceived by Employee alone or with others and whether or not conceived during regular working hours. All such opportunities, inventions, designs, improvements and discovery shall be the exclusive property of Employer.

     16. Miscellaneous Provisions.

          (a) Notice. All notices, demands, changes of address, requests or other communications that may be or are required to be given, served or sent by any party to any other party pursuant to this Agreement shall be in writing and shall be mailed by first-class, registered or certified mail, return receipt requested, postage prepaid, or transmitted by hand delivery or telegram, or by overnight courier.

          (b) Governing Law. This Agreement shall be subject to, governed by and construed in accordance with federal law and the internal substantive laws, not the law of conflicts, of the State of Texas.

          (c) Captions. The captions used herein are for administrative and convenience purpose only and shall not be construed in interpreting this Agreement.

          (d) Gender. Whenever the context so requires, the masculine shall include the feminine and neuter, and the singular shall include the plural, and conversely.

          (e) Legal Construction. If any portion of this Agreement shall be held invalid or inoperative, then so far as reasonable and possible (i) the remainder of this Agreement shall be considered valid and operative, and
     (ii) effect shall be given to the intent manifested by the portion held invalid or inoperative and that portion shall be modified to the extent necessary to render it enforceable.

          (f) Amendments. This Agreement may be amended from time to time by an instrument in writing signed by all those who are parties to this Agreement at the time of such


EMPLOYMENT AGREEMENT - Page 11
     amendment, such instrument being designated on its face as an "Amendment" to this Agreement.

          (g) Waiver. The failure of any party to insist in one or more instances upon the performance of any of the terms or conditions of this Agreement shall not be construed as a waiver or relinquishment of any right granted hereunder or of the future performance of any such term or condition, but the obligations of any party with respect thereto shall continue in full force and effect.

          (h)   Counterparts.   This   Agreement  may  be  executed  in  several
     counterparts, each of which shall be deemed an original, but all of which together shall constitute one instrument.

          (i) Remedies. Each party hereto acknowledges that a remedy at law for any breach or attempted breach of this Agreement will be inadequate, agrees that each other party hereto shall be entitled to specific performance and injunctive and other equitable relief in case of any such breach or attempted breach and further agrees to waive any requirement for securing or posting of any bond in connection with the obtaining of any such injunctive or other equitable relief. Such remedy shall be cumulative and not exclusive and shall be in addition to any other rights or remedies any party may have against the other.

          (j) Attorneys' Fees. If any action at law or in equity, including any action for injunctive or declaratory relief, is brought to enforce or interpret any of the provisions of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys' fees and expenses from the other party, which fees and expenses may be set by the court in the trial of such action or may be enforced in a separate action brought for that purpose and which fees and expenses shall be in addition to any other relief which may be awarded.

          (k) Prior Agreements. This Agreement (and the exhibits hereto) contains the entire agreement between the parties hereto and supersedes any and all prior agreements, whether written or oral, between the parties with respect to the within subject matter. All other employment, salary continuation, bonus, incentive compensation and other similar agreements heretofore entered into between Employer and Employee and in effect as of the date hereof are hereby cancelled and shall be of no further force or effect.

     17. Time of the Essence. Time shall be of the essence throughout the term of this Employment Agreement.


EMPLOYMENT AGREEMENT - Page 12

     18.  Effective  Date.  The effective  date of this Agreement is January 30,
1998.

                          EMPLOYER:

                          KARTS INTERNATIONAL INCORPORATED


                          By:  /s/ Timothy P. Halter
                               ---------------------------
                               Timothy P. Halter, Vice President

                          Address: 109 Northpark Boulevard, Suite 210
                                   Covington, Louisiana 70433


                          EMPLOYEE:


                               /s/ Robert M. Aubrey
                               ---------------------------
                               ROBERT M. AUBREY

                          Address:  2420 S.W. 7th Avenue
                                    Ocala, Florida 34474


EMPLOYMENT AGREEMENT - Page 13

EXHIBIT "A"


                            NON-COMPETITION AGREEMENT
                            (State of Louisiana Only)


     This Agreement is made effective as of January 30, 1998, by and between Karts International Incorporated, a Nevada corporation (the "Corporation"), and Mr. Robert M. Aubrey (the "Employee).

     WHEREAS,   the  Corporation  is  engaged  in  the  business  of  designing, manufacturing, distributing and marketing go karts;

     WHEREAS, the Corporation and the Employee have entered into that Employment Agreement dated the date hereof to which this Agreement is an exhibit;

     WHEREAS, as a condition of the Employee's employment, the Corporation desires to receive from the Employee certain covenants and agreements; and

     WHEREAS, the Corporation and the Employee desire to set forth in writing the terms and conditions of their agreements and undertakings with respect to these covenants, as this Agreement is a condition of the Employee's employment and ancillary thereto and does not purport to set forth all the terms of such employment.

     NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

Section 1. Covenant Not to Compete.

     (a) Covenant. For a two-year period after the Employee's employment with the Corporation has been terminated by either party, the Employee will not, so long as the Corporation engages in or carries on any like business in the area to be restricted, directly or indirectly:

          (i) enter into or attempt to enter into the "Restricted Business" (as hereinafter defined) in the Parishes located in the State of Louisiana listed on Annex A hereto;

          (ii) induce or attempt to persuade any former, current or future employee, agent, manager, consultant, director or other participant in the Corporation's business to terminate such employment or other relationship in order to enter into any relationship with the Employee, any business organization in which the Employee is a participant in any capacity whatsoever, or any other business organization in competition with the Corporation's business; or

          (iii) use contracts, proprietary information, trade secrets, confidential information, customer lists, mailing lists, goodwill or other intangible property used or useful in connection with the Corporation's business.

     (b) Indirect Activity. The term "indirectly," as used in this Section 1, includes acting as a paid or unpaid director, officer, agent, representative, employee of or consultant to any enterprise, or acting as a proprietor of an enterprise, or holding any direct or indirect participation in any enterprise as an owner, partner, limited partner, joint venturer, shareholder or creditor.

     (c) Restricted Business. The term "Restricted Business" means the design, manufacture, distribution and marketing of go karts. Nevertheless, the Employee may own not more than five percent of the outstanding equity securities of a corporation that is engaged in the Restricted Business if the equity securities are listed for trading on a national stock exchange or are registered under the Securities Exchange Act of 1934.

     The parties hereto acknowledge that the Corporation engages in the Restricted Business in all of the Parishes listed on Annex A hereto.

Section 2. Miscellaneous.

     (a) Severability. It is the desire and intent of the parties that the provisions of Section 1 shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, to the extent that the covenants hereunder shall be adjudicated to be invalid or unenforceable in any one such jurisdiction, Section 1 shall be deemed amended to deter therefrom or reform the portion thus adjudicated to be invalid or unenforceable, such deletion or reformation to apply only with respect to the operation of Section 1 in the particular jurisdiction in which such adjudication is made. Moreover, each provision of this Agreement is intended to be severable; and in the event that any one or more of the provisions contained in this Agreement shall for any reason be adjudicated to be invalid or unenforceable in any jurisdiction, the same shall not affect the validity or enforceability of any other provisions of this Agreement in that jurisdiction, but this Agreement shall be construed in such jurisdiction as if such invalid or unenforceable provision had never been contained therein.

     (b) Remedies. The Employee acknowledges that monetary damages would be inadequate to compensate the Corporation for any breach by the Employee of the covenants set forth in Section 1 above. The Employee agrees that, in addition to other remedies which may be available, the Corporation shall be entitled to obtain injunctive relief against the threatened breach of this Agreement or the continuation of any breach, or both, without the necessity of proving actual damages.

     (c) Waiver. The waiver by the Corporation of the breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.

     (d) Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or forty-eight (48) hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to the Corporation at:

                    c/o Timothy P. Halter
                    4851 LBJ Freeway, Suite 201
                    Dallas, Texas 75244


                                      --2--
addressed to the Employee at:

                    Robert M. Aubrey
                    2420 S.W. 7th Avenue
                    Ocala, Florida 34474

or at any other address as any party may, from time to time, designate by notice given in compliance with this Section.

     (e) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Louisiana.

     (f) Titles and Captions. All section titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor effect the interpretation of this Agreement.

     (g) Entire Agreement. This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.

     (h) Agreement Binding. This Agreement shall be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.

     (i) Attorneys' Fees. In the event an arbitration, suit or action is brought by any party under this Agreement to enforce any of its terms, or in any appeal therefrom, it is agreed that the prevailing party shall be entitled to reasonable attorneys' fees to be fixed by the arbitrator, trial court and/or appellate court.

     (j) Computation of Time. In computing any period of time pursuant to this Agreement, the day of the act, event or default from which the designated period of time begins to run shall be included, unless it is a Saturday, Sunday or a legal holiday, in which event the period shall begin to run on the next day which is not a Saturday, Sunday or legal holiday, in which event the period shall run until the end of the next day thereafter which is not a Saturday, Sunday or legal holiday.

     (k) Pronouns and Plurals. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the person or persons may require.

     (l) Presumption. This Agreement or any section thereof shall not be construed against any party due to the fact that said Agreement or any section thereof was drafted by said party.

     (m) Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of the Agreement.



                                      --3--

     (n) Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.

     (o) Savings Clause. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

     (p) Separate Counsel. The parties acknowledge that the Corporation has been represented in this transaction by its own attorneys, that the Employee has not been represented in this transaction by the Corporation's attorneys, and the Employee has been advised to seek separate legal advice and representation in this matter.

     IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the day first above written.

                                          KARTS INTERNATIONAL INCORPORATED


                                          By: /s/ Timothy P. Halter
                                              -------------------------------
                                              Timothy P. Halter, Vice President


                                              /s/ Robert M. Aubrey
                                              ---------------------------------
                                              ROBERT M. AUBREY



                                      --4--

                                          ANNEX A


Acadia                                          Madison
Allen                                           Morehouse
Ascension                                       Natchitoches
Assumption                                      Orleans
Avoyelles                                       Ouachita
Beauregard                                      Plaquemines
Bienville                                       Pointe Coupee
Bossier                                         Rapides
Caddo                                           Red River
Calcasieu                                       Richland
Caldwell                                        Sabine
Cameron                                         St. Bernard
Catahoula                                       St. Charles
Claiborne                                       St. Helena
Concordia                                       St. James
De Soto                                         St. John the Baptist
East Baton Rouge                                St. Landry
East Carroll                                    St. Martin
East Feliciana                                  St. Mary
Evangeline                                      St. Tammany
Franklin                                        Tangipahoa
Grant                                           Tensas
Iberia                                          Terrebonne
Iberville                                       Union
Jackson                                         Vermillion
Jefferson                                       Vernon
Jefferson Davis                                 Washington
Lafayette                                       Webster
Lafourche                                       West Baton Rouge
LaSalle                                         West Carroll
Lincoln                                         West Feliciana
Livingston                                      Winn




                                      --5--