Form 10KSB/A
period 1997-12-31
KARTS INTERNATIONAL INC
filed 1998-04-16
CIK 1010077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                  FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's net revenues for the fiscal year ended December 31, 1997, were $7,586,476.

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


                                                     PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
          of the Exchange Act................................................................................... 21
Item 10   Executive Compensation................................................................................ 22
Item 11   Security Ownership of Certain Beneficial Owners and Management........................................ 25
Item 12   Certain Relationships and Related Transactions........................................................ 26
Item 13   Exhibits, Financial Statements and Reports on Form 8-K................................................ 28


                                SIGNATURES, FINANCIAL STATEMENTS AND EXHIBIT INDEX

Signatures...................................................................................................... 31
Financial Statements........................................................................................... F-1
Exhibit Index


                                     PART I

ITEM 1.   BUSINESS
          --------

General

          Karts International Incorporated, a Nevada corporation (the "Company"), through its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., a Louisiana corporation ("Brister's"), and USA Industries, Inc., an Alabama corporation ("USA"), designs, manufactures and distributes recreational fun karts ("Fun Karts"), also referred to as "go karts." Fun Karts are four-wheeled, gas-powered vehicles typically equipped with engines of five to eight horsepower and purchased by consumers principally for off-road recreational use. Consolidated net revenues of the Company for the fiscal year ended December 31, 1997 were approximately $7,586,476 million as compared with revenues of approximately $8,327,316 million for the fiscal year ended December 31, 1996. The Company operates manufacturing facilities in Roseland, Louisiana and Prattville, Alabama, and currently maintains its executive offices in Covington, Louisiana. It is anticipated that the Company's executive offices will be moved to its Roseland manufacturing facility during the second quarter of fiscal 1998.

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


ITEM 2.   PROPERTIES
          ----------

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



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1997 nor the first quarter of fiscal 1998.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          -------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

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



                                                       Common Stock                        Warrants
                                                       Bid Price(1)                        Bid Price
                                            -------------------------------     --------------------------------
Calendar Year 1998                                 Low             High                 Low             High
------------------                          -------------------------------     --------------------------------
First Quarter (through March 23, 1998)           $2.75             $3.75               $0.56            $1.19

                                                       Common Stock                        Warrants
                                                       Bid Price(1)                        Bid Price
                                            -------------------------------     --------------------------------
Calendar Year 1997                                 Low             High                 Low             High
------------------                          -------------------------------     --------------------------------
First Quarter                                    $4.13             $4.88                 --               --
Second Quarter                                   $4.00             $4.50                 --               --
Third Quarter(2)                                 $4.00             $5.38               $1.00            $1.50
Fourth Quarter                                   $3.00             $4.75               $0.69            $1.25

                                                       Common Stock
                                                         Bid Price
                                            -------------------------------
Calendar Year 1996                                 Low             High
------------------                          --------------   --------------
Second Quarter(3)                                 $5.63            $5.63
Third Quarter                                     $4.13            $5.63
Fourth Quarter                                    $4.13            $4.88

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------
Overview

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

Results of Operations

         Year Ended December 31, 1997 as compared to Year Ended December 31, 1996. The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective years ended December 31, 1997 and 1996 and the acquisition of USA on November 11, 1996. The Company consummated the acquisition of Brister's effective as of the close of business on March 31, 1996. Accordingly, the three-month period ended June 30, 1996 was the first inclusive quarter of control of Brister's by the Company. The Company, through its Brister's and USA subsidiaries, experiences significant seasonality of sales with more than 50% of its sales occurring during the fourth quarter of the calendar year. The amounts discussed in this section reflect the consolidated results of the Company's ownership of Brister's and USA from their respective acquisition dates and the consolidated results of the Company's ownership of both Brister's and USA for the entire year presented for 1997.

         The Company experienced revenues of approximately $7.6 million for the year ended December 31, 1997 compared to $8.3 million for the year comparable period of 1996. These results continue to reflect weak product demand during the first half of each fiscal year due primarily to seasonality of sales. Some seasonality was mitigated by mass merchandiser sales; however, it is improbable that the Company will be able to maintain a significant sales level into the mass merchandiser sales channel for future periods. Management is pursuing additional venues, including other potential mass merchandiser customers, and methods to improve its sales during traditional slow demand periods.

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


ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

 See Index to Financial Statements and Financial Statement Schedule beginning on
 -------------------------------------------------------------------------------
 Page F-2
 --------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and executive officers of the Company:


Name                      Age    Position
----                      ---    --------
Robert M. Aubrey          52     President, Chief Executive Officer and Director
Timothy P. Halter(1)      31     Chairman of the Board, Secretary and Director
Charles Brister(1)        45     Director
Gary C. Evans             40     Director
Joseph R. Mannes(2)       38     Director
Ronald C. Morgan          49     Director

-------------------
(1)  Members of the Company's Compensation Committee.
(2)  Members of the Company's Audit Committee.

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

         Ronald C. Morgan has been a director of the Company since July 1996. Since June 1993, he has served as Chief Operating Officer, Executive Vice President and Director of The Leather Factory, Inc., an AMEX listed company ("TLF"). As a co-founder of The Leather Factory, Mr. Morgan has served as Chief Operating Officer, Executive Vice President and Director since its formation in 1980. Mr. Morgan was employed by the Tandy Corporation and Tandy Leather Company 10 years prior to 1980. During this 10 year period he was promoted through various levels of management in such a manner that he progressed from Manager-Trainee to Vice- President by 1977. Mr. Morgan was Vice President of Tandy Leather Company from 1977 to 1980, directing operations for 350 retail stores. From 1970 through 1976, Mr. Morgan served in several positions of management for various companies of Tandy Corporation in New York, Pennsylvania, California, Arizona, and Texas. Mr. Morgan attended college at Southern Colorado State University and holds a Bachelor of Science degree from West Texas State University.

         There are no family relationships among any of the Company's officers and directors.

         Effective April 2, 1998, Robert W. Bell resigned as a director of the Company. Mr. Bell's resignation was not the result of any disagreement with the Company's management.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

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


                                            Summary Compensation Table

                                                            Annual Compensation              Long-Term Compensation
                                                      ------------------------------    -------------------------------
                                                                                                     Awards
                                                                                        -------------------------------
                                                                                                            Securities
                                                                        Other Annual      Restricted        Underlying
Name/Title                                 Year       Salary/Bonus      Compensation     Stock Awards      Options/SARs
----------                                 ----       ------------      ------------    -------------      ------------
V. Lynn Graybill, former Chairman of       1997         $131,250        $   -0-              -0-               -0-
the Board, Chief Executive Officer         1996         $121,731        $15,000(2)           -0-               -0-
and President(1)

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

         The exercise price per share of all options issued by the Company was based on the closing bid price of the Company's Common Stock as quoted on either the NASD Electronic Bulletin Board or the Nasdaq SmallCap Market system, as applicable, on the date of grant of such options. The Company intends to submit for approval a qualified stock compensation plan at its next annual meeting of shareholders in May 1998. The Company believes it is necessary to have a stock compensation plan available for management and employees to retain current management and employ additional qualified personnel. Any stock option plan which is adopted by the Company will have terms that are normally accepted in the industry and for public entities.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

         The following table sets forth certain information with respect to the ownership of the Company's shares of Common Stock as of March 3, 1998 by each of its directors, executive officers and persons known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock and all executive officers and directors as a group.


                                                              Shares Beneficially     Percentage of Shares
                        Name(1)                                    Owned              Beneficially Owned
     -------------------------------------------------------  -------------------     --------------------

     Robert M. Aubrey(2)....................................           -0-                    -0-
     Charles Brister(3).....................................       516,668                   10.6
     Joseph R. Mannes(4)....................................        63,734                    1.3
     Ronald C. Morgan(4)....................................         3,334                     *
     Gary C. Evans(5).......................................        51,114                    1.1
     Timothy P. Halter(6)...................................       470,254                    9.7
     Halter Financial Group, Inc.(6)........................       470,254                    9.7
     Schlinger Foundation(7)................................       730,288                   15.0
     Evert I. Schlinger(8)..................................       768,066                   15.8
     Officers and directors as a group (6 persons)(9).......     1,105,104                   22.7

--------------
*Less than 1%.
(1) Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is: c/o Karts International Incorporated, 109 Northpark Boulevard, Suite 210, Covington, Louisiana 70433.
(2) Mr. Aubrey is the President, Chief Executive Officer and a director of the Company.
(3)  Mr.  Brister  is  a director  of the  Company.   See "Certain Relationships
     and  Related   Transactions."
(4)  Messrs. Mannes and Morgan are directors of the Company.
(5) Mr. Evans is a director of the Company. Includes 20,001 s hares of Common Stock underlying 1996 Warrants issued to Mr. Evans in connection with the Bridge Financing and conversion of the Convertible Preferred Stock. See "Certain Relationships and Related Transactions."
(6)  Mr.  Halter,  the  Chairman  of the Board,  Secretary  and  director of the
     Company,  is  the  sole  stockholder,  director  and  president  of  Halter
     Financial Group, Inc. ("HFG") and is therefore deemed to have beneficial ownership of the shares of Common Stock held by HFG. Includes the 210,288 shares of Common Stock subject to the HFG Escrow Agreement (as hereinafter defined). HFG and Mr. Halter's address is 4851 LBJ Freeway, Suite 201, Dallas, Texas 75244. See "Certain Relationships and Related Transactions."
(7) The Schlinger Foundation ("Foundation") beneficially owns 520,000 shares of the Company's Common Stock, See "Certain Relationships and Related Transactions." Mr. Schlinger is the sole trustee of the Foundation and has sole voting and dispositive power over the shares held by the Foundation. However, Mr. Schlinger does not assert any ownership interest in any of the shares of Common Stock of the Company owned by the Foundation. Mr. Schlinger owns 210,288 of the shares of Common Stock of the Company for his own account. See "Certain Relationships and Related Transactions."
(8) Includes 520,000 shares of Common Stock owned by the Foundation, 210,288 shares of Common Stock owned by Mr. Schlinger for his own account, and 37,778 shares of Common Stock held by the Brian Schlinger Trust. Mr. Evert
     I. Schlinger
     is the sole trustee of the Brian Schlinger Trust and has sole voting and dispositive power over the shares held by this trust. However, Mr. Evert
     I. Schlinger does not claim any ownership interest in any of the shares of Common Stock owned by the Brian Schlinger Trust.
(9) Includes 20,001 shares of Common Stock underlying 20,001 1996 Warrants held by Mr. Evans.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         On March 31, 1996, the Company concluded the private sale of 233,333 shares of Common Stock to 13 investors (the "Investors") for aggregate proceeds of $525,000 (the "March 1996 Offering"). In connection with the March 1996 Offering, the Company and HFG agreed to issue additional shares of Common Stock to the Investors if on March 31, 1998 (the "Offering Valuation Date") the average closing bid price of the Common Stock for the 10 trading days prior to and including the Offering Valuation Date (the "Stock Market Value") did not equal or exceed $4.50 per share, such that each Investor would receive for no additional consideration an additional number of shares of Common Stock necessary to increase the Stock Market Value per share of the Common Stock acquired to $4.50 per share. HFG placed into escrow 233,333 shares of Common Stock (the "HFG Escrow Shares") to be issued to Investors if an adjustment was required. Based upon the Stock Market Value of the Company Stock on the Offering Valuation Date, HFG is obligated to issue to the Investors an aggregate of 76,499 HFG Escrow Shares. All remaining HFG Escrow Shares will be returned to HFG. The Company is under no obligation to issue to HFG any additional shares of Common Stock as reimbursement for the HFG Escrow Shares distributed to participants in the March 1996 Offering.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB
         --------------------------------------------------------

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

   10.38**Employment Agreement, dated January 30, 1998, by and between the Company and Robert M. Aubrey.

   21.1*  Subsidiaries of the Company.

   27.1** Financial Data Schedule.
----------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC File No. 333-24145) and incorporated by reference herein.
** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the U.S. Securities and Exchange Commission on March 30, 1998.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 1998.


KARTS INTERNATIONAL INCORPORATED
            (Registrant)
By:  /s/ Robert M. Aubrey                             By:  /s/ Timothy P. Halter
     --------------------------------------------          ---------------------
     Robert M. Aubrey, President, Chief Executive          Timothy P. Halter
     Officer and Director                                  (Principal Accounting
     (Principal Executive Officer)                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



                 Signature                                          Title                               Date
                 ---------                                          -----                               ----

           /s/ Robert M. Aubrey             President, Chief Executive Officer and Director      April 16, 1998
-------------------------------------------
Robert M. Aubrey                            (Principal Executive Officer)

           /s/ Timothy P. Halter            Chairman of the Board, Secretary and Director        April 16, 1998
-------------------------------------------
Timothy P. Halter                           (Principal Accounting Officer)

            /s/ Charles Brister             Director                                             April 16, 1998
-------------------------------------------
Charles Brister

           /s/ Joseph R. Mannes             Director                                             April 16, 1998
-------------------------------------------
Joseph R. Mannes

           /s/ Ronald C. Morgan             Director                                             April 16, 1998
-------------------------------------------
Ronald C. Morgan

             /s/ Gary C. Evans              Director                                             April 16, 1998
-------------------------------------------
Gary C. Evans



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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


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




                           S. W. HATFIELD + ASSOCIATES
Dallas, Texas
March 20, 1998




                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)
                                       F-3


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1997 and 1996


                                     ASSETS

                                                                                1997            1996
                                                                            ------------    ------------

Current assets
   Cash on hand and in bank                                                 $  2,801,746    $    630,028
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $3,000 and $5,000, respectively                                        463,045       1,795,802
     Recoverable income taxes                                                    225,000            --
     Other                                                                          --             1,052
   Inventory                                                                     909,214         958,381
   Prepaid expenses                                                              172,139           6,027
                                                                            ------------    ------------

     Total current assets                                                      4,571,144       3,391,290
                                                                            ------------    ------------


Property and equipment - at cost                                               1,262,772         771,374
   Accumulated depreciation                                                     (137,746)        (34,598)
                                                                            ------------    ------------
                                                                               1,157,826         736,776
   Land                                                                           32,800          32,800
                                                                            ------------    ------------

     Net property and equipment                                                1,157,826         769,576
                                                                            ------------    ------------


Other assets
   Deposits and other                                                              8,851          19,060
   Loan costs, net of accumulated amortization
     of approximately $122,033 and $20,120, respectively                            --           101,913
   Organization costs, net of accumulated
     amortization of approximately $38,990 and
     $17,139, respectively                                                        70,265          92,116
   Goodwill, net of accumulated amortization
     of approximately $385,608 and $151,286, respectively                      5,473,815       5,708,137
                                                                            ------------    ------------

     Total other assets                                                        5,552,931       5,921,226
                                                                            ------------    ------------

     TOTAL ASSETS                                                           $ 11,281,901    $ 10,082,092
                                                                            ============    ============


                                  - Continued -



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - CONTINUED
                           December 31, 1997 and 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1997            1996
                                                        ------------    ------------

Current liabilities
   Notes payable to banks                               $       --      $    140,020
   Current maturities of notes payable                        18,357         116,390
   Accounts payable - trade                                  292,083         766,833
   Other accrued liabilities
     Payroll and sales taxes payable                          40,568          55,944
     Interest payable                                           --            33,099
     Other                                                    20,006           1,429
   Federal and State income taxes payable                    137,710         269,217
                                                        ------------    ------------

     Total current liabilities                               508,724       1,382,932
                                                        ------------    ------------


Long-term liabilities
   Notes payable, net of current maturities
     Related parties                                            --         3,200,000
     Banks and individuals                                   230,841         132,660
                                                        ------------    ------------

     Total liabilities                                       739,565       4,715,592
                                                        ------------    ------------


Commitments and contingencies


Convertible Preferred Stock
   $0.001 par value.  25 shares allocated,
     issued and outstanding                                     --           625,000
                                                        ------------    ------------


Shareholders' Equity
   Preferred stock - $0.001 par value 10,000,000
     shares authorized, 25 shares allocated; -0- and
     -0- shares issued and outstanding, respectively            --              --
   Common stock - $0.001 par value 14,000,000
     shares authorized; 4,854,133 and 2,717,458
     shares issued and outstanding, respectively               4,854           2,718
   Additional paid-in capital                             13,040,090       6,190,192
   Accumulated deficit                                    (2,502,608)     (1,451,410)
                                                        ------------    ------------

     Total shareholders' equity                           10,542,336       4,741,500
                                                        ------------    ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                 $ 11,281,901    $ 10,082,092
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years ended December 31, 1997 and 1996



                                                      1997          1996
                                                 -----------    -----------
Revenues
   Kart sales - net                              $ 7,586,476    $ 8,327,316
                                                 -----------    -----------

Cost of sales
   Purchases                                       4,249,409      4,910,692
   Direct labor                                      765,360        570,842
   Other direct costs                              1,005,202        676,604
                                                 -----------    -----------
     Total cost of sales                           6,019,971      6,158,138
                                                 -----------    -----------

Gross profit                                       1,566,505      2,169,178
                                                 -----------    -----------

Operating expenses
   Research and development expenses                  33,968           --
   Selling expenses                                  231,132         30,195
   General and administrative expenses
     Salaries and related costs                      691,857        445,624
     Other operating expenses                        832,491        462,025
   Compensation expense related to common
     stock issuances at less than "fair value"
     for reorganization, restructuring and
     consulting costs                                   --        1,430,287
   Depreciation and amortization                     359,321        203,022
                                                 -----------    -----------

     Total operating expenses                      2,148,769      2,571,153
                                                 -----------    -----------

Loss from operations                                (582,264)      (401,975)

Other income (expense)
   Interest expense                                 (507,696)      (396,589)
   Employment termination settlement                (208,100)          --
   Interest and other income                          93,602         32,573
                                                 -----------    -----------

Loss before income taxes                          (1,204,458)      (765,991)

Income taxes                                         153,260       (193,575)
                                                 -----------    -----------

Net loss                                         $(1,051,198)   $  (959,566)
                                                 ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic           $     (0.32)   $     (0.51)
                                                 ===========    ===========

Weighted-average number of shares
   of common stock outstanding - Basic             3,319,620      1,892,563
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996


                                                       Convertible                               Additional
                                                     Preferred Stock         Common Stock          paid-in     Accumulated
                                                    Shares     Amount      Shares      Amount      capital      deficit      Total
                                                    ------     ------      ------    --------    ---------    ------------ --------

Balances at January 1, 1996                           --          --        83,246   $      83   $ 487,751    $(491,844)     (4,010)

Sale of common stock
   to current and former directors in
   February 1996, including "fair
   value" adjustment                                  --          --       784,212         785     885,375         --       886,160

Sale of common stock
   to related party for escrow
     agreement related to March
     1996 private placement
     agreement                                        --          --       233,333         233         117         --           350
   under private placement
       memorandum in March 1996                       --          --       233,333         233     524,767         --       525,000
       less cost of raising capital                   --          --          --          --      (163,100)        --      (163,100)
   under private sale document in July 1996           --          --         6,667           7      34,993         --        35,000

Sale of convertible preferred
   stock under private placement
   memorandum in November 1996                          25     625,000        --          --          --           --          --

Issuance of common stock for
   payment of January 1996 professional
     services for corporate reorganization
     and restructuring, including "fair value"
     adjustment                                       --          --       483,333         483     545,683         --       546,166
   settlement of January 1996 negotiated
     employment contract signing bonus                --          --       140,000         140      14,860         --        15,000
   payment of March 1996 loan
     origination fees                                 --          --        70,000          70      10,430         --        10,500



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                     Years ended December 31, 1997 and 1996


                                                  Convertible                             Additional
                                                Preferred Stock          Common Stock       paid-in     Accumulated
                                             Shares      Amount       Shares     Amount     capital      deficit         Total
                                           --------    --------     ----------  --------  ----------   -------------   ----------

   July 1996 settlement of the acquisition
     of Brister's Thunder Karts, Inc.           --          --         516,667       517   3,099,483            --       3,100,000
   November 1996 acquisition of
     USA Industries, Inc.                       --          --         166,667       167     749,833            --         750,000

Net loss for the year                           --          --            --        --          --          (959,566)     (959,566)
                                           ---------   ---------    ----------  --------  ----------    ------------   -----------

Balances at December 31, 1996                     25     625,000     2,717,458     2,718   6,190,192      (1,451,410)    4,741,500

Sale of common stock and warrants
   under Form SB-2 Registration
   Statement, including over-allotment
   and Underwriter's warrants                   --          --       1,782,500     1,782   7,351,185            --       7,352,967
   Less costs and expenses of
     raising capital                            --          --            --        --    (1,959,302)           --      (1,959,302)

Redemption of convertible
   preferred stock and issuance
   of common stock upon
   conversion                                    (25)   (625,000)      104,175       104     458,265            --         458,369

Common stock issued upon
   conversion of long-term debt                 --          --         250,000       250     999,750            --       1,000,000

Net loss for the year                           --          --            --        --          --        (1,051,198)   (1,051,198)
                                           ---------   ---------    ----------  --------  ----------    ------------   -----------

Balances at December 31, 1997                   --     $    --       4,854,133  $  4,854 $13,040,090    $ (2,502,608)  $10,542,336
                                           =========   =========    ==========  ======== ===========    ============   ===========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                                        1997           1996
                                                                    -----------    -----------

Cash flows from operating activities
     Net loss for the year                                          $(1,051,198)   $  (959,566)
     Adjustments to reconcile net loss to net
       cash provided by operating activities
       Depreciation and amortization                                    461,234        223,142
       Reorganization and restructuring costs and related
       effect of common stock issuances at less than "fair value"          --        1,430,287
       Operating expenses paid with common stock                           --           15,000
       (Increase) Decrease in:
         Accounts receivable-trade and other                          1,333,809       (770,825)
         Recoverable income taxes                                      (225,000)          --
         Inventory                                                       49,167        154,485
         Prepaid expenses and other                                    (155,903)        82,517
       Increase (Decrease) in:
         Accounts payable                                              (474,750)      (458,548)
         Other accrued liabilities                                      (29,898)         3,944
         Income taxes payable                                          (131,507)       165,675
                                                                    -----------    -----------
Net cash used in operating activities                                  (224,046)      (113,889)
                                                                    -----------    -----------

Cash flows from investing activities
   Cash received for sale of equipment                                    6,666           --
   Cash paid for property and equipment                                (477,294)       (71,734)
   Cash paid for reorganization costs                                      --         (109,255)
   Cash acquired in acquisition of Brister's
     Thunder Karts, Inc. and USA Industries, Inc.                          --          535,425
   Cash paid for acquisition of Brister's
     Thunder Karts, Inc. and USA Industries, Inc.                          --       (2,533,642)
                                                                    -----------    -----------
Net cash used in investing activities                                  (470,628)    (2,179,206)
                                                                    -----------    -----------

Cash flows from financing activities
   Net activity on bank line of credit                                 (140,020)       100,000
   Cash proceeds from long-term note payable                               --        2,000,000
   Cash paid for long-term note origination fees                           --          (16,783)
   Principal payments on long-term debt                              (2,220,622)       (89,633)
   Cash received from sale of convertible preferred stock                  --          625,000
   Cash paid for redemption of convertible preferred stock             (625,000)          --
   Cash paid for brokerage and placement fees
     related to sale of convertible preferred stock                        --          (94,750)
   Cash received from sale of common stock and warrants               7,352,968        657,139
   Cash paid for brokerage and placement fees
     related to sale of common stock                                 (1,500,934)      (257,850)
                                                                    -----------    -----------
Net cash provided by financing activities                             2,866,392      2,923,123
                                                                    -----------    -----------

Increase in cash                                                      2,171,718        630,028
   Cash at beginning of year                                            630,028           --
                                                                    -----------    -----------
Cash at end of year                                                 $ 2,801,746    $   630,028
                                                                    ===========    ===========


                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-9



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1997 and 1996



                                                            1997            1996
                                                        ---------------   ----------

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the year                         $       438,882   $  348,730
                                                        ===============   ==========

     Income taxes paid for the year                     $       203,247   $   28,000
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

     Purchase price                                                $1,000,000
       Assets acquired                                             (1,496,970)
       Liabilities assumed                                         1,492,420
         Goodwill related to USA                                   $  995,450
                                                                   ==========

Pro forma unaudited results of operations relating to the acquisition of Brister's and USA, as though the acquisition had occurred as of the beginning of the first period presented, is as follows:

                                                                  1996
                       Revenues                                $10,698,824
                       Net income (loss)                        $(214,984)
                       Earnings per share - basic                  $(0.07)
                                                               ==========


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Accounts and advances receivable
     --------------------------------

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

2.   Accounts and advances receivable - continued
     --------------------------------

     During 1996, the Company had an international sale of approximately $35,000 and experienced no credit risk exposure as a result of this transaction. The Company anticipates continuing international sales in future periods and is developing credit policies related to this revenue segment.

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of December 31, 1997 and 1996, inventory consisted of the following components:

                                                       1997               1996
                                                     --------          --------
                     Raw materials                   $765,674          $875,450
                     Work in process                 127,780           37,661
                     Finished goods                    15,760            45,270
                                                     --------          --------
                                                     $909,214          $958,381
                                                     ========          ========

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Loan costs
     ----------

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

6.   Organization costs
     ------------------

     Costs related to the restructuring and reorganization of the Company have been capitalized and are being amortized over a five year period, commencing March 15, 1996, using the straight-line method.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.   Goodwill
     --------

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

8.   Income taxes
     ------------

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

9.   Income (Loss) per share
     -----------------------

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

10.  Reclassifications
     -----------------

     Certain amounts within the accompanying  financial  statements for the year
     ended  December  31,  1996  have  been   reclassified  to  conform  to  the
     presentation for the year ended December 31,1997.

11.  Accounting standards to be adopted
     ----------------------------------

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

10.  Accounting standards to be adopted - continued
     ----------------------------------

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


                                                          Highest        Low            Number of
                        Entity                           exposure      exposure      days with exposure
              --------------------------               ----------      --------      ------------------

           Karts International Incorporated            $1,624,288         $566             146
             Brister's Thunder Karts, Inc.               $830,848         $450             300
                 USA Industries, Inc.                    $447,918          $75             110




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

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components:
                                                                     Estimated
                                           1997         1996        useful life
                                       -----------     --------    -------------
      Building and improvements        $   384,296     $331,360    5 to 25 years
      Equipment                            670,705      317,665    5 to 10 years
      Transportation equipment              77,820       57,050    3 to 5 years
      Furniture and fixtures               129,951       65,299    5 years
                                       -----------     --------
                                         1,262,772      771,374
      Accumulated depreciation            (137,746)     (34,598)
                                       -----------     --------
                                         1,125,026      736,776
      Land                                  32,800       32,800
                                       -----------     --------
      Net property and equipment       $ 1,157,826     $769,576
                                       ===========     ========

Total depreciation expense charged to operations for the years ended December 31, 1997 and 1996 was approximately $103,148 and $34,598, respectively.

NOTE F - NOTES PAYABLE

Notes payable consist of the following:
                                                        1997              1996
                                                     ----------        ---------
$300,000 line of credit payable to a bank.
   Interest at 8.25%.  Principal and accrued
   interest payable at maturity.  Maturity in
   August 1997.  Secured solely by accounts
   receivable due from a specific customer and
   guaranteed by the Company.                        $       -          $100,000

$40,020 term note payable to a bank.  Interest
   at 10.5%.  Principal and accrued interest
   payable at maturity.  Secured by accounts
   receivable, inventory and equipment of USA
   Industries, Inc.  Paid in full in January 1997.           -            40,020
                                                    ----------          --------

       Total notes payable                          $        -          $140,020
                                                    ==========          ========


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                           1997          1996
                                                                       -----------    -----------

Related parties
---------------
$2,000,000 note payable to a Foundation.
   Interest at 14.0%.  Interest payable on the
   15th day of each month beginning on
   March 15, 1996.  All accrued but unpaid
   interest due on March 14, 2001.  Principal
   payable as follows: $399,996 on March 14,
   1999; $399,996 on March 14, 2000; $1,200,008
   on March 14, 2001.  Secured by accounts
   receivable, inventory, property and equipment
   owned or acquired by the Company.                                   $         -    $2,000,000

$1,000,000 payable to the former  shareholder
   of Brister's  Thunder Karts,  Inc. Interest
   payable at 8.0% in the first loan year and
   escalating 1.0% per year to a  maximum of
   14.0% in the  seventh  loan  year.  Interest
   only  payable quarterly,  starting June 30,
   1996. All unpaid but accrued interest is due
   at maturity.  Principal payable in annual
   installments of $250,000 starting on March 31,
   2000.  Collateralized  by certain assets valued
   at $1 million owned by certain members of
   the Company's Board of Directors.                                             -     1,000,000

$200,000 note payable to the former shareholder of
   Brister's Thunder Karts, Inc. Interest  payable at
   10.0%.  Payable  in  quarterly  installments, including
   interest, of $20,000,  $55,000,  $53.750, $52,500 and
   $51,250,  respectively, commencing on April 1, 1997.
   Final maturity in April 1998 or immediately upon successful completion of an  underwritten  public offering of the
   Company's securities.  Collateralized by certain assets
   valued at $1 million owned by certain members of the
   Company's Board of Directors.                                                 -       200,000
                                                                       -----------     ---------

         Total related party long-term debt                                      -     3,200,000
                                                                       -----------     ---------



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE G - LONG-TERM DEBT - Continued
                                                                           1997          1996
                                                                        ----------    -----------

Banks and individuals
---------------------

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle                                                                18,781            -

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.75% at
   December 31, 1996).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                       224,295       235,089

$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest.
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                          4,208         7,553

$27,677 note payable to an individual.  Interest
   at 7.0%.  Payable in semi-monthly installments
   of approximately $200, including interest.
   Secured by equipment owned by Brister's.                                  1,914         6,408
                                                                           -------    ----------

     Total long-term debt to banks and individuals                         249,198       249,050
                                                                           -------    ----------

     Total long-term debt                                                  249,198     3,449,050

     Less current maturities                                               (18,357)     (116,390)
                                                                          --------    ----------

     Long-term portion                                                    $230,841    $3,332,660
                                                                          ========    ==========


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT - Continued

Future maturities of long-term debt are as follows:

                                       Year ending
                                      December 31,                 Amount
                                      ------------                ----------
                                          1998                    $  18,357
                                          1999                       15,253
                                          2000                       15,731
                                          2001                       17,335
                                          2002                       16,063
                                        2003-2007                    95,171
                                        2008-2010                    71,288
                                         Totals                      $249,198

In September 1997, the Company issued 250,000 shares of restricted, unregistered common stock in payment of $1,000,000 in principal on the long-term debt payable to a Foundation.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 1997 and 1996, respectively, are as follows:
                                                    1997               1996
                                                 ----------         --------
   Federal:
     Current                                     $(156,403)         $156,675
     Deferred                                            -                 -
                                                 ---------          --------
                                                  (156,403)           156,675
                                                 ---------          ---------
   State:
     Current                                         3,143             36,900
     Deferred                                            -                  -
                                                 ---------          ---------
                                                     3,143             36,900
                                                 ---------          ---------

     Total                                       $(153,260)         $ 193,575
                                                 =========          =========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

The Company's income tax expense for the years ended December 31, 1997 and 1996, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       1997          1996
                                                                    ---------     ---------
Statutory rate applied to earnings (loss) before income taxes       $(409,516)    $(260,437)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                   3,143        36,900
   Non-deductiability of adjustment for common
     stock issued at less than "fair value"                                 -       485,490
   Difference caused by use of statutory amortization
     periods for deduction of goodwill                                 79,669       (37,724)
   Utilization of pre-acquisition net operating loss
     of USA Industries, Inc.                                                -       (38,173)
   Other                                                              173,444         7,519
                                                                    ---------     ---------

     Income tax expense                                             $(153,260)    $ 193,575
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



                                           Warrants        Warrants        Warrants
                                           granted        exercised       outstanding     Exercise price
                                          ---------       ---------       -----------     ---------------

Class A Warrants                             66,667            3,334          63,333      $5.25 per share
1996 Warrants                               166,668               -          166,668      $4.50 per share
                                          ---------        --------        ---------

     Totals at December 31, 1996            233,335               -          230,001
                                          =========        ========        ---------

1996 Warrants                               333,350               -          333,350      $4.50 per share
Underwriter's Warrants                      155,000               -          155,000      $4.00 per share
1997 Warrants                             1,782,500               -        1,782,500      $4.00 per share
                                          ---------        --------        ---------

     Totals at December 31, 1997          2,270,850               -        2,500,851
                                          =========        ========        =========



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



                            Options    Options            Options          Options
                            granted    exercised          terminated       outstanding  Exercise price
                            -------    ---------          ----------       -----------  ----------------
     1996 options            59,355           -                  -           59,355      $5.63 per share
     1997 VP options         13,334           -              6,667            6,667      $4.875 per share
     1997 options            52,670           -                  -           52,670      $4.875 per share
                            -------       -----           --------          -------

     Totals                 125,359           -              6,667          118,692
                            =======       =====           ========          =======

     Shares allocated       125,377
                            =======


NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation
----------

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

Litigation - continued
----------

The Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

Consulting and Patent Licensing
-------------------------------
Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $30,000 under the terms of this agreement during the year ended December 31, 1997.

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

Employment agreement
--------------------

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

Contingent stock issuances
--------------------------

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



                                          1997                                1996
                               ------------------------           -------------------------
                                             Percent of                        Percent of
                                   Amount      sales               Amount        sales
                               ----------    ----------           -----------  ----------


Company A                      $  713,664       9.41%              $1,316,880      15.81%
Company B                         566,480       7.47%                 369,460       4.44%
                               ----------      ------              ----------     ------
                               $1,280,144      16.88%              $1,686,340      20.25%
                               ==========      =====               ==========     ======

Total net sales                $7,586,476     100.00%              $8,327,316     100.00%
                               ==========     ======               ==========     ======



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