Form 10QSB
period 1998-03-31
KARTS INTERNATIONAL INC
filed 1998-05-13
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-23041

                        KARTS INTERNATIONAL INCORPORATED
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               75-2639196
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

             109 Northpark Boulevard, Suite 210, Covington, LA 70433
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 875-7350
                                 ---------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         May 14, 1998:              Common Stock: 4,855,133 shares
                                    Common Stock Warrants: 2,282,525

Transitional Small Business Disclosure Format (check one):    YES       NO X

                        KARTS INTERNATIONAL INCORPORATED

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                         Page
Part I - Financial Information

  Item 1   Financial Statements                                            3

  Item 2   Management's Discussion and Analysis or Plan of Operation      22


Part II - Other Information

  Item 1   Legal Proceedings                                              23

  Item 2   Changes in Securities                                          23

  Item 3   Defaults Upon Senior Securities                                23

  Item 4   Submission of Matters to a Vote of Security Holders            24

  Item 5   Other Information                                              24

  Item 6   Exhibits and Reports on Form 8-K                               24


Part III - Information required by Rule 463 - Report of Offering
  of Securities and Use of Proceeds Therefrom                             24

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




                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheet as of March 31, 1998 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations for the three months ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

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





                                               S. W. HATFIELD + ASSOCIATES
Dallas, Texas
April 22, 1998





                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)
                                                                               3


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997


                                                           (Unaudited)      (Audited)
                                                            March 31       December 31,
                                                              1998              1997
                                                           ----------------------------

                                     Assets
Current Assets
   Cash on hand and in banks                              $  2,286,101    $  2,801,746
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $3,000 and $3,000, respectively                      263,023         463,045
     Recoverable income taxes                                  225,000         225,000
   Inventory                                                   870,572         909,214
   Prepaid expenses                                            217,803         172,139
                                                          ------------    ------------

     Total current assets                                    3,862,499       4,571,144
                                                          ------------    ------------

Property and equipment
   Building and improvements                                   448,209         384,296
   Equipment                                                   671,583         670,705
   Transportation equipment                                    125,640          77,820
   Furniture and fixtures                                      130,747         129,951
                                                          ------------    ------------
                                                             1,376,179       1,262,772
   Accumulated depreciation                                   (162,755)       (137,746)
                                                          ------------    ------------
                                                             1,376,179       1,125,026
   Land                                                         32,800          32,800
                                                          ------------    ------------

     Net property and equipment                              1,246,224       1,157,826
                                                          ------------    ------------

Other assets
   Goodwill, net of accumulated amortization of
     approximately $444,148 and $385,608, respectively       5,415,275       5,473,815
   Organization costs, net of accumulated amortization
     of approximately $44,453 and $38,990, respectively         64,802          70,265
   Other                                                        16,283           8,851
                                                          ------------    ------------

     Total other assets                                      5,496,360       5,552,931
                                                          ------------    ------------

     Total Assets                                         $ 10,605,083    $ 11,281,901
                                                          ============    ============


                                  - Continued -




The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.
                                                                               4

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 31, 1998 and December 31, 1997


                                                   (Unaudited)     (Audited)
                                                    March 31,      December 31,
                                                      1998            1997
                                                  -----------------------------
              Liabilities and Shareholders' Equity
              ------------------------------------
Current liabilities
   Current maturities of long-term debt           $     26,659    $     18,357
   Accounts payable  - trade                           124,562         292,083
   Other accrued liabilities                           137,022          60,574
   Accrued income and franchise taxes payable          139,160         137,710
                                                  ------------    ------------

     Total current liabilities                         427,403         508,724
                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities           257,317         230,841
                                                  ------------    ------------

     Total liabilities                                 684,720         739,565
                                                  ------------    ------------


Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                          --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     4,854,133 shares issued and outstanding             4,854           4,854
   Additional paid-in capital                       13,040,090      13,040,090
   Accumulated deficit                              (3,124,581)     (2,502,608)
                                                  ------------    ------------

     Total shareholders' equity                      9,920,363      10,542,336
                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity   $ 10,605,083    $ 11,281,901
                                                  ============    ============




The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.
                                                                               5

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three months ended March 31, 1998 and 1997


                                         Three months   Three months
                                            ended           ended
                                           March 31,      March 31,
                                             1998          1997
                                         -----------    -----------

Net Sales                                $   509,205    $ 1,300,784
                                         -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                           694,442      1,132,947
   Depreciation                               16,358         21,483
                                         -----------    -----------
     Total cost of sales                     710,800      1,154,430
                                         -----------    -----------

Gross profit                                (201,595)       146,354
                                         -----------    -----------

Operating expenses
   Research and development expenses           2,096           --
   Selling expenses                           17,327         44,530
   General and administrative expenses       332,307        436,998
   Depreciation and amortization              76,807         74,401
                                         -----------    -----------
     Total operating expenses                428,537        555,929
                                         -----------    -----------

Income (loss) from operations               (630,132)      (409,575)

Other income (expense)
   Interest expense                          (20,369)      (131,138)
   Other                                      28,528         51,286
                                         -----------    -----------

Income before income taxes                  (621,973)      (489,427)

Provision for income taxes                      --             --
                                         -----------    -----------

Net income (loss)                        $  (621,973)   $  (489,427)
                                         ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding- basic              $     (0.13)   $     (0.18)
                                         ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                       4,854,133      2,717,288
                                         ===========    ===========

The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report. The accompanying notes are an integral part of these financial statements.
                                                                               6



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997


                                                           Three months  Three months
                                                               ended        ended
                                                             March 31,     March 31,
                                                               1998         1997
                                                           ------------  ------------

Cash flows from operating activities
   Net income (loss) for the period                       $  (621,973)   $  (489,427)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                           93,165         95,884
       (Increase) Decrease in:
         Accounts receivable                                  200,022      1,284,240
         Income taxes recoverable                                --             --
         Inventory                                             38,642         44,779
         Prepaid expenses                                     (45,664)      (213,956)
         Other                                                 (7,432)          --
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities       (91,073)      (672,310)
         Accrued income taxes payable                           1,450           --
                                                          -----------    -----------
Cash flows used in operating activities                      (432,863)        49,210
                                                          -----------    -----------

Cash flows from investing activities
   Cash paid for reorganization expenses                         --          (27,497)
   Proceeds from sale of property and equipment                  --            6,666
   Cash paid for property and equipment                       (76,265)       (36,185)
                                                          -----------    -----------
Cash flows used in investing activities                       (76,265)      (173 198
                                                          -----------    -----------

Cash flows from financing activities
   Net activity on bank line of credit                           --          200,000
   Principal payments on long-term note payable                (6,517)       (28,303)
                                                          -----------    -----------
Cash flows provided by financing activities                    (6,517)       171,697
                                                          -----------    -----------

Increase in cash                                             (515,645)        47,709

Cash at beginning of period                                 2,801,746        630,028
                                                          -----------    -----------

Cash at end of period                                     $ 2,286,101    $   677,737
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


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Three months ended March 31, 1998 and 1997


                                                          Three months  Three months
                                                             ended         ended
                                                            March 31,     March 31,
                                                              1998          1997
                                                          ------------- ------------


Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $20,369      $134,237
                                                             =======      ========

     Income taxes paid (refunded) for the period             $  --        $184,175
                                                             =======      ========

Supplemental disclosure of non-cash
   investing and financing activities

     Transportation equipment purchased with notes payable   $41,295      $   --
                                                             =======      ========


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

In March 1996, the Company acquired 100.0% of the issued and outstanding stock of Brister's Thunder Karts, Inc. (a Louisiana corporation), a "fun kart" manufacturer located in Roseland, Louisiana.

In November  1996,  the Company  acquired  100.0% of the issued and  outstanding
stock  of  USA  Industries,   Inc.  (an  Alabama  corporation),   a  "fun  kart"
manufacturer located in Prattville, Alabama.

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

3.     Inventory
       ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of March 31, 1998 and December 31, 1997, inventory consisted of the following components:

                                                    March 31,      December 31,
                                                      1998           1997
                                                  -----------      -----------
                         Raw materials             $772,722          $765,674
                         Work in process             49,035           127,780
                         Finished goods              48,815            15,760
                                                   --------          --------
                                                   $870,572          $909,214
                                                    =======           =======

4.     Property, plant and equipment
       -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     Total  depreciation  expense  charged to operations  for the quarters ended
     March  31,  1998  and  1997  was   approximately   $29,162   and   $26,846,
     respectively.

5.     Organization costs
       ------------------

     Costs related to the restructuring and reorganization of the Company have been capitalized and are being amortized over a five year period, commencing March 15, 1996, using the straight-line method.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.     Goodwill
       --------

     Goodwill   represents   the  excess  of  the  purchase  price  of  acquired
     subsidiaries over the fair value of net assets acquired and is amortized over 25 years using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the periods ended March 31, 1998 and 1997, no charges to operations were made for impairments in the recoverability of goodwill.

7.     Income taxes
       ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 1998 and December 31, 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable.

8.     Income (Loss) per share
       -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1998 and December 31, 1997, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

9.     Reclassifications
       -----------------

     Certain amounts within the accompanying financial statements for the quarter ended March 31, 1997 have been reclassified to conform to the presentation for the quarter ended March 31, 1998.

10.    Accounting standards to be adopted
       ----------------------------------

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.  Accounting standards to be adopted - continued
     ----------------------------------

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 is effective for years beginning after December 15, 1997. The Company has no components of comprehensive income that do not appear in the accompanying consolidated statements of operations and did experience any impact from this change in presentation of its consolidated financial statements upon adoption of this standard.

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


NOTE C - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the quarter ended March 31, 1998 and the year ended December 31, 1997, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:



                                                          Highest        Low          Number of
                        Entity                           exposure      exposure    days with exposure
              -----------------------                    --------      --------    ------------------

Quarter ended March 31, 1998
           Karts International Incorporated              $ 21,278       $21,278            1
             Brister's Thunder Karts, Inc.               $162,063       $12,115           33
                 USA Industries, Inc.                    $ 73,714       $ 3,953           73

Year ended December 31, 1997
           Karts International Incorporated              $1,624,288        $566           146
             Brister's Thunder Karts, Inc.               $  830,848        $450           300
                 USA Industries, Inc.                    $  447,918        $ 75           110

                                                                              12

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - CONCENTRATIONS OF CREDIT RISK - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through March 31, 1998. As of March 31, 1998 and December 31, 1997, the Company had unsecured outstanding reverse repurchase agreements of approximately $2,215,000 and $2,395,000, respectively. The Company incurred no losses during 1997 or 1998 as a result of any of these unsecured situations.


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                     March 31,      December 31,
                                                                       1998            1997
                                                                     ---------      ------------

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.75% at
   December 31, 1996).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                  $220,703         $224,295

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle                                                            17,876           18,781

$23,122 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $726, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle.                                                           23,097              -

$18,198 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $572, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle                                                            18,173              -









                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE D - LONG-TERM DEBT - Continued
                                                                     March 31,      December 31,
                                                                       1998           1997
                                                                     ---------      ------------
$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest.
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                      3,387            4,208

$27,677 note payable to an individual.  Interest
   at 7.0%.  Payable in semi-monthly installments
   of approximately $200, including interest.
   Secured by equipment owned by Brister's.                                740            1,914
                                                                    ----------        ---------

     Total long-term debt                                              283,976          249,198

     Less current maturities                                           (26,659)         (18,357)
                                                                    ----------        ---------

     Long-term portion                                                $257,317         $230,841
                                                                       =======          =======



Future maturities of long-term debt are as follows:

                                       Year ending
                                      December 31,                 Amount
                                      ------------               ----------
                                          1998                     $ 26,659
                                          1999                       27,846
                                          2000                       30,346
                                          2001                       21,099
                                          2002                       15,159
                                        2003-2007                    95,172
                                        2008-2010                    67,695
                                         Totals                    $283,976


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the quarters ended March 31, 1998 and 1997, respectively, are as follows:
                                                        1998             1997
                                                      --------         --------
   Federal                                            $      -         $      -
   State                                                     -                -
                                                      --------         --------

     Total                                            $      -         $      -
                                                      ========         ========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

The Company's income tax expense for the quarters ended March 31, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                     1998          1997
                                                                                  ----------    ----------

Statutory rate applied to earnings (loss) before income taxes                     $(211,471)    $(166,405)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                                  -             -
   Utilization of pre-acquisition net operating loss
     of USA Industries, Inc.                                                           -           38,173
   Utilization of net operating loss                                                211,471       128,232
                                                                                    -------       -------

     Income tax expense                                                           $    -        $       -
                                                                                    =======       =======


NOTE I - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $18,075 and $18,075 for the quarters ended March 31, 1998 and 1997, respectively.

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

In January 1996, concurrent with the execution of a letter of intent related to a Stock Purchase Agreement whereby the Company acquired 100.0% of the issued and outstanding stock of Brister's, the Company entered into a consulting contract with a company owned by an officer and director of the Company whereby the consulting company would provide all necessary legal, capital and other related professional services, exclusive of accounting and auditing services, related to the reorganization, recapitalization and consummation of the acquisition of Brister's for a fee of $15,000. The payment of the fee was contingent upon the successful consummation of the Brister's acquisition. The fee was ultimately settled with the differential between 1,000,000 shares escrowed to close the acquisition of Brister's and the actual number of shares to be issued to the then owners of Brister's, pursuant to the applicable settlement terms of the Stock Purchase Agreement and the consulting contract. Upon final settlement, the $15,000 fee was paid through the issuance of approximately 483,333 shares to the consulting company.

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


NOTE L - COMMON STOCK WARRANTS

In July 1996, pursuant to Rule 504 of The Securities Act of 1933, the Company sold 5,000 Units which included 100,000 Class A common stock warrants (Class A Warrants) (66,667 post-March 24, 1997 reverse stock split warrants), as discussed in previous footnotes. Each warrant entitles the holder to purchase one (1) share of common stock at an adjusted price of $5.25 per share. These warrants originally were to expire on December 31, 1997 and the exercise period was extended by the Company through December 31, 1998.

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


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE L - COMMON STOCK WARRANTS - Continued

As of March 31, 1998, the Company's warrants are as follows:

                                          Warrants         Warrants         Warrants
                                          granted          exercised        outstanding  Exercise price
                                         ----------        ---------        -----------  --------------

1996 issuances
     Class A Warrants                        66,667           3,334           63,333      $5.25 per share
     1996 Warrants                          166,668               -          166,668      $4.50 per share
                                         ----------        --------          -------

                                            233,335               -          230,001
                                         ==========        ========          -------
1997 issuances
     1996 Warrants                          333,350               -          333,350      $4.50 per share
     Underwriter's Warrants                 155,000               -          155,000      $4.00 per share
     1997 Warrants                        1,782,500               -        1,782,500      $4.00 per share
                                          ---------        --------        ---------

                                          2,270,850               -        2,500,851
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

On January 30, 1997, the Board of Directors of the Company adopted a stock option plan providing for the reservation of an additional 66,667 post-reverse split shares of common stock for options to be granted to employees of the Company. Concurrent with this action, the Company granted options to purchase 6,667 shares of the Company's common stock at a price of $4.875 per shares to the Company's then Chief Financial Officer and the Company's then Corporate Vice President of Marketing, who is now solely the Vice President of Sales and Marketing for the Brister's Thunder Karts, Inc. subsidiary (VP Options). These options are exercisable after January 30, 1998 and expire on January 30, 2002. The options granted to the Company's former Chief Financial Officer expired concurrent with his termination in the first quarter of 1998.

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


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - STOCK OPTIONS - Continued

The outstanding options as of March 31, 1998 and December 31, 1997 are as follows:

                                     Options        Options         Options       Options
                                     granted       exercised       terminated     outstanding     Exercise price
                                    ---------      ---------       ----------     -----------     --------------

1996 options                          59,355             -                -          59,355        $5.63 per share
1997 VP options                       13,334             -            6,667           6,667        $4.875 per share
1997 options                          52,670             -                -          52,670        $4.875 per share
                                     -------         -----            -----          ------

December 31, 1997 totals             125,359             -            6,667         118,692
1998 options                          20,000             -                -          20,000        $3.50 per share
                                     --------        -----           --------       -------

March 31, 1998 totals                 145,359            -           6,667          138,692
                                      =======        =====           =====          =======


NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation
Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $50,000 per claim self-insurance clause as of March 31, 1998 and December 31, 1997. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of March 31, 1998 and December 31, 1997, approximately $120,000 and $160,000 has been accrued and charged to operations for anticipated future litigation.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

 .
NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Consulting and Patent Licensing
Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $19,940 and $30,000 under the terms of this agreement during the quarter ended March 31, 1998 and the year ended December 31, 1997, respectively.

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

On March 15, 1997, the Company and the former owner amended this Licensing Agreement and executed a related Royalty Agreement, for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company paid an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the quarter ended March 31, 1998 and the year ended December 31, 1997, the Company paid or accrued approximately $640 and $21,000, respectively, under this Agreement.

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

Employment Agreement
--------------------
Effective January 30, 1998, the Company entered into an Employment Agreement (Agreement) with an individual to serve as the Company's President and Chief Executive Officer (President). The Agreement is for a term of three (3) years and provides the President with an annual base salary of $150,000. Upon execution of the Agreement, the President received options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $3.25 per share. The options vest as follows: 100,000 shares as of January 30, 1999; 50,000 shares as of January 31, 2000; 50,000 shares as of January 31, 2001. All unvested options vest immediately upon the termination of the Agreement if termination is for reason other than "for cause", and all unexercised options expire on January 31, 2003. The President may also receive annual performance based stock options to purchase up to 50,000 shares of the Company's common stock at a price equal to the market value of the Company's common stock on the date of issuance, as determined by the Company's Board of Directors, and an annual cash bonus not to exceed 15.0% of the annual base salary.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

Results of Operations

Three  months  ended March 31, 1998 as compared to the three  months ended
  March 31, 1997

The Company experienced net revenues of approximately $509,000 for the three months ended March 31, 1998 compared to approximately $1.3 million for the comparable period of 1997. These sales results continue to reflect weak product demand during the first quarter of the Company's operating year due primarily to seasonality of product demand at the consumer level. Additionally, sales to mass merchandisers ceased during the second quarter of 1997 and these mass merchandiser sales mitigated some the seasonality effects during the first quarter of 1997. Current Company management has instituted various sales and marketing strategies, including the pursuit of additional distribution channels, including potential mass merchandiser or buying group customers, and geographic areas which management believes are under served, to improve its sales during the Company's traditional slow demand periods.

Due to the decline in unit sales to mass merchandisers and related effect on net sales dollars, the Company was unable to completely absorb its fixed manufacturing overhead expenses. Accordingly, the Company experienced a decline in gross profit from approximately $146,000 for the first quarter of 1997 to approximately $(202,000) for the comparable period of 1998.

Selling, general and administrative expenses, including depreciation and amortization, were approximately $428,000 during the three months ended March 31, 1998 as compared to approximately $556,000 for the three months ended March 31, 1997. The Company continues to experience a maturation and stabilization of the Company's operations and the results of management oversight of corporate overhead expenses during 1998. Management anticipates that current expenditure levels will remain relatively constant during future periods.

For the three month period ended March 31, 1998, the Company incurred a net loss of approximately $622,000 as compared to a net loss of approximately $489,000 for the comparable three month period ended March 31, 1997. Management attributes the increase in the net loss for the first three months of 1998 compared to the comparable period of 1997 to decreased unit sales volume levels which did not allow for the complete absorption of all fixed manufacturing overhead costs during the quarter.

Primary earnings (loss) per share were approximately $(0.13) per share for the three months ended March 31, 1998 and approximately $(0.18) per share for the three months ended March 31, 1997.

Additional Operations information.

The Company currently has approximately six product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

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

Liquidity and Financial Condition

With respect to the comparative balance sheet, consolidated assets of $l0.6 million at March 31, 1998 were approximately $700,000 lower than the $11.3 million at December 31, 1997. This decrease is principally attributable to an decrease in current assets related to the collection of accounts receivable and the utilization of cash resources for fixed asset additions (approximately $76,000) and the use of cash in operating activities of approximately $433 thousand. Consolidated liabilities of $684,000 at March 31, 1998 were comparable to the year end balance of approximately $740,000. The decrease was primarily due to a reduction in trade accounts payable and offsetting increases in long-term debt arising from the purchase of transportation equipment during the first quarter of 1998.

Although Karts International Incorporated is a seasonal business with 50% or more of its sales being historically recorded in the fourth calendar quarter, management believes its cash reserves and inventory levels are sufficient to insure adequate manufacturing and shipment of finished goods. Additionally, management is of the opinion that the 1997 plant additions will insure that the Company will have sufficient capacity to meet peak product demands. Further, the Company, during the first quarter of 1998, began construction on an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. As of March 31, 1998, approximately $63,000 had been expended on this addition. Management is of the opinion that the occupation of this facility during the second quarter of 1998 will contribute to future corporate overhead expense savings and allow for better corporate management oversight of the daily operations at the Company's Roseland Louisiana facility.

Capital Requirements

During the first three months of 1998, the Company has expended approximately $76,000 for new property and equipment, including approximately $63,000 for the construction of an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. Further, the Company incurred long-term installment debt of approximately $41,000 for transportation equipment which was financed through the Company's primary financial institution. The long-term debt is collateralized by the related transportation equipment, is for a term of three years and bears interest at 8.25%.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

j)     Exhibits
       None

k)     Reports on Form 8-K
       January 27, 1998 - Reporting of Resignation of V. Lynn Graybill, Chairman, President and CEO.


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

12.    Has the offering commenced?  If yes, date commenced.                         Yes, on September 9, 1997

13.    Did the offering terminate before any securities were sold?                  No

14.    Did the offering terminate prior to the sale of all securities registered?   No.

15.    Name of managing underwriter                                                 J. P. Turner & Company, LLC

6a.  Title and code of each class of securities registered                          Common Stock - EQ
                                                                                    Redeemable Common Stock
                                                                                    Warrants - OT

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


16. Indicate the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account of any selling security holder(s)

                                              Aggregate price                               Aggregate
     Title of               Amount              of offering             Amount            offering price
     security             registered         amount registered           sold             of amount sold
     --------             ----------         -----------------      -----------------     --------------

FOR THE ACCOUNT OF THE ISSUER

Common stock             1,782,500 shares         $7,130,000         1,782,500 shares        $7,130,000
Common stock
    Warrants             1,782,500 warrants       $222,812           1,782,500 warrants      $222,812
Underwriter's
    Warrants             155,000 warrants             $155           155,000 warrants            $155



FOR THE ACCOUNT OF ANY SELLING SECURITY HOLDER(S) - None


17.    State the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below: Direct or indirect payments to others

         Underwriting discounts and commissions                                            $  955,865
         Expenses paid to or for Underwriters                                                  48,000
         Other expenses                                                                       497,068
                                                                                           ----------
         Total expenses                                                                    $1,500,933
                                                                                           ==========

9.     Indicate net offering proceeds to the issuer after expenses in Item 8.              $5,852,034

10. State the amount of net offering proceeds to the issuer used for each of of the purposes listed below:

         Repayment of indebtedness                                                         $2,550,000
         Redemption of convertible preferred stock                                            625,000
         Financial advisory fee                                                                48,000
         Product development                                                                  200,000
         Advertising and marketing                                                            400,000

11.  Do the use of proceeds in Item 10 represent a material change in the use(s)
       of proceeds described in the prospectus?                                                    No


12.  Report of Sales of Securities and Use of Proceeds Therefrom

       Gross proceeds from
         Sale of common stock                                                              $7,130,000
         Sale of common stock warrants                                                        222,967
                                                                                           ----------
                                                                                            7,352,967
                                                                                           ----------






       Expenditures from gross proceeds
         Underwriter's commissions and discounts                                              955,865
         Payment of financial advisory fee                                                     48,000
         Retirement of Schlinger Note payable and accrued interest                          1,005,833
         Retirement of Brister Notes payable and accrued interest                           1,155,958
         Retirement of Bank lines of credit and accrued interest                              410,587
         Redemption of convertible preferred stock                                            625,000
         Legal and accounting fees                                                            515,801
         Printing expenses                                                                    135,000
         Acquisition of equipment                                                             400,000
         Transfer to working capital                                                        2,100,923
                                                                                            ---------

       Total expenditures through March 31, 1998                                            7,352,967
                                                                                            ---------

       Remaining proceeds as of March 31, 1998                                             $        -
                                                                                            =========


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KARTS INTERNATIONAL INCORPORATED


May   14  , 1998                               /s/ Robert M. Aubrey
    ------                                         -----------------------------
                                                   Robert M. Aubrey
                                                   President, Chief Executive
                                                   Officer and Director


May   14  , 1998                               /s/ Timothy P. Halter
    ------                                         -----------------------------
                                                   Timothy P. Halter
                                                   Chief Accounting Officer and
                                                   Director