Form 10QSB
period 1998-06-30
KARTS INTERNATIONAL INC
filed 1998-08-12
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                   62204 Commercial Street, Roseland, LA 70456
                    (Address of principal executive offices)

                                 (504) 747-1111
                           (Issuer's telephone number)

             109 Northpark Boulevard, Suite 210, Covington, LA 70433
                  (Former address, if changed from last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
       June 25, 1998:    Common Stock: 4,854,133 shares
                         Common Stock Warrants: 2,282,525

Transitional Small Business Disclosure Format (check one): YES  NO X

                        KARTS INTERNATIONAL INCORPORATED

                 Form 10-QSB for the Quarter ended June 30, 1998

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis or Plan of Operation        23


Part II - Other Information

  Item 1 - Legal Proceedings                                                25

  Item 2 - Changes in Securities                                            25

  Item 3 - Defaults Upon Senior Securities                                  25

  Item 4 - Submission of Matters to a Vote of Security Holders              25

  Item 5 - Other Information                                                25

  Item 6 - Exhibits and Reports on Form 8-K                                 26


Signatures                                                                  26

Part I - Item 1
Financial Statements

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


                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheet as of June 30, 1998 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations for the six and three months ended June 30, 1998 and 1997, respectively, and the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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





                                               S. W. HATFIELD + ASSOCIATES
Dallas, Texas
July 23, 1998





                      Use our past to assist your future sm

P. O. Box 820392                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382                                         Dallas, Texas 75243
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997


                                                           (Unaudited)    (Audited)
                                                             June 30,    December 31,
                                                             1998              1997
                                                          ------------   -------------

                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                              $    812,593    $  2,801,746
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $3,000 and $3,000, respectively                      325,708         463,045
     Recoverable income taxes                                  227,000         225,000
   Inventory                                                 1,896,170         909,214
   Prepaid expenses                                            249,420         172,139
                                                          ------------    ------------

     Total current assets                                    3,510,891       4,571,144
                                                          ------------    ------------

Property and equipment
   Building and improvements                                   582,182         384,296
   Equipment                                                   719,215         670,705
   Transportation equipment                                    125,640          77,820
   Furniture and fixtures                                      128,060         129,951
                                                          ------------    ------------
                                                             1,555,097       1,262,772
   Accumulated depreciation                                   (197,188)       (137,746)
                                                          ------------    ------------
                                                             1,357,909       1,125,026
   Land                                                         32,800          32,800
                                                          ------------    ------------

     Net property and equipment                              1,390,709       1,157,826
                                                          ------------    ------------

Other assets
   Goodwill, net of accumulated amortization of
     approximately $502,687 and $385,608, respectively       5,356,736       5,473,815
   Organization costs, net of accumulated amortization
     of approximately $49,916 and $38,990, respectively         59,339          70,265
   Other                                                        16,482           8,851
                                                          ------------    ------------

     Total other assets                                      5,432,557       5,552,931
                                                          ------------    ------------

     Total Assets                                         $ 10,334,157    $ 11,281,901
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


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1998 and December 31, 1997


                                                            (Unaudited)      (Audited)
                                                             June 30,       December 31,
                                                                1998           1997
                                                           ------------    ------------

                    Liabilities and Shareholders' Equity
                    ------------------------------------
Current liabilities
   Current maturities of long-term debt                    $     25,919    $     18,357
   Accounts payable  - trade                                    518,854         292,083
   Other accrued liabilities                                     24,229          60,574
   Accrued income and franchise taxes payable                    73,579         137,710
                                                           ------------    ------------

     Total current liabilities                                  642,581         508,724
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities                    254,489         230,841
                                                           ------------    ------------

     Total liabilities                                          897,070         739,565
                                                           ------------    ------------


Commitments and contingencies


Shareholders= equity Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                   --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     4,854,133 shares issued and outstanding                      4,854           4,854
   Additional paid-in capital                                13,453,502      13,040,090
   Accumulated deficit                                       (4,021,269)     (2,502,608)
                                                           ------------    ------------

     Total shareholders' equity                               9,437,087      10,542,336
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $ 10,334,157    $ 11,281,901
                                                           ============    ============





The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.     5


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                Six and Three months ended June 30, 1998 and 1997


                                           (Unaudited)     (Unaudited)  (Unaudited)    (Unaudited)
                                           Six months       Six months   Three months   Three months
                                              ended            ended        ended          ended
                                            June 30,         June 30,     June 30,       June 30,
                                              1998            1997           1998          1997
                                           -----------    -----------    -----------   ------------

Revenues
   Kart sales - net                        $ 1,731,939    $ 2,515,232    $ 1,222,734    $ 1,214,448
                                           -----------    -----------    -----------    -----------

Cost of Sales
   Purchases and direct expenses             1,701,722      2,151,651      1,007,280      1,018,704
   Depreciation                                 35,799         45,568         19,441         24,085
                                           -----------    -----------    -----------    -----------
      Total cost of sales                    1,737,521      2,197,219      1,026,721      1,042,789
                                           -----------    -----------    -----------    -----------

Gross Profit                                    (5,582)       318,013        196,013        171,659
                                           -----------    -----------    -----------    -----------

Operating Expenses
   Research and development
      expenses                                  15,379         21,857         13,283         21,857
   Selling, general and
      administrative expenses                  938,981        834,801        589,347        353,273
   Compensation  expense related
      to common  stock  issuances
      at less than "fair value"
      for reorganization, restructuring
      and consulting costs                     413,412           --          413,412           --
   Depreciation and amortization               154,228        176,816         77,421         97,163
                                           -----------    -----------    -----------    -----------
      Total operating expenses               1,522,000      1,033,474      1,093,463        472,293
                                           -----------    -----------    -----------    -----------

Income (loss) from Operations               (1,527,582)      (715,461)      (897,450)      (300,634)

Other Income (Expenses)
   Interest and other miscellaneous             43,424         60,822         14,896          9,536
   Interest expense                            (34,503)      (268,943)       (14,134)      (113,595)
                                           -----------    -----------    -----------    -----------

Loss before Income Taxes                    (1,518,661)      (923,582)      (896,688)      (404,693)

Income Tax (Expense) Benefit                      --             --             --
                                                          -----------    -----------    -----------
                                                                                        -----------

Net Loss                                   $(1,518,661)   $  (923,582)   $  (896,688)   $  (404,693)
                                           ===========    ===========    ===========    ===========

Loss per share of common
   stock outstanding                            $(0.31)        $(0.37)        $(0.18)       $(0.16)
                                                ======         ======         ======        ======

Weighted-average number
   of shares outstanding                     4,854,133      2,509,415      4,854,133      2,509,415
                                           ===========    ===========    ===========    ===========





The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.     6


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1998 and 1997


                                                                    Six months     Six months
                                                                       ended          ended
                                                                      June 30       June 30,
                                                                        1998           1997
                                                                    -----------    -----------

Cash flows from operating activities
   Net income (loss) for the period                                 $(1,518,661)   $  (923,582)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                                    154,228        240,296
       Compensation expense related to common
         stock issuances at less than "fair value"
         for reorganization, restructuring and
         consulting costs                                               413,412           --
       (Increase) Decrease in:
         Accounts receivable                                            137,337      1,484,067
         Income taxes recoverable                                        (2,000)          --
         Inventory                                                     (986,956)        14,410
         Prepaid expenses                                               (77,281)      (308,886)
         Other                                                           (7,631)          --
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                 190,426       (528,721)
         Accrued income taxes payable                                   (64,131)          --
                                                                    -----------    -----------
Cash flows used in operating activities                              (1,761,257)       (22,416)
                                                                    -----------    -----------

Cash flows from investing activities
   Proceeds from sale of property and equipment                            --            6,666
   Cash paid for property and equipment                                (217,811)      (428,635)
                                                                    -----------    -----------
Cash flows used in investing activities                                (217,811)      (421,969)
                                                                    -----------    -----------

Cash flows from financing activities
   Net activity on bank line of credit                                     --          288,598
   Principal payments on long-term note payable                         (10,085)          --
                                                                    -----------    -----------
Cash flows provided by financing activities                             (10,085)       288,598
                                                                    -----------    -----------

Increase in cash                                                     (1,989,153)      (155,787)

Cash at beginning of period                                           2,801,746        630,028
                                                                    -----------    -----------

Cash at end of period                                               $   812,593    $   474,241
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Six months ended June 30, 1998 and 1997


                                                          Six months  Six months
                                                             ended       ended
                                                            June 30     June 30,
                                                              1998       1997
                                                          ----------  ----------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                           $ 34,503    $284,130
                                                            ========    ========

     Income taxes paid (refunded) for the period            $  2,000    $184,175
                                                            ========    ========

Supplemental disclosure of non-cash
   investing and financing activities

     Transportation equipment purchased with notes payable  $ 41,295    $   --
                                                            ========    ========

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Accounts and advances receivable
     --------------------------------

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are principally located in the Southeastern United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of June 30, 1998 and December 31, 1997, inventory consisted of the following components:

                                              June 30,      December 31,
                                               1998            1997
                                            ----------      ------------
                       Raw materials        $1,700,411        $765,674
                       Work in process         112,069         127,780
                       Finished goods           83,690          15,760
                                            ----------        --------
                                            $1,896,170        $909,214
                                            ==========        ========

4. Property, plant and equipment
   -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     Total depreciation expense charged to operations for the six months ended June 30, 1998 and 1997 was approximately $58,655 and $53,510, respectively.

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

     In accordance with Statement of Financial Accounting Standards No. 121, ""Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the periods ended June 30, 1998 and 1997, no charges to operations were made for impairments in the recoverability of goodwill.

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 1998 and December 31, 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. The deferred tax asset related to the Company's net operating loss carryforward has been fully reserved at June 30, 1998 and December 31, 1997.

8.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1998 and December 31, 1997, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

9.   Reclassifications
     -----------------

     Certain amounts within the accompanying financial statements for the periods ended June 30, 1997 have been reclassified to conform to the presentation for the periods ended June 30, 1998.

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

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment' concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for years beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.


NOTE C - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the six months ended June 30, 1998 and the year ended December 31, 1997, the respective operating companies had credit risk exposures in excess of statutory FDIC coverage as follows:


                                                        Highest            Low            Number of
                        Entity                         exposure         exposure      days with exposure
         ---------------------------------           ----------         --------      ------------------

Six months ended June 30, 1998
          Karts International Incorporated             $121,321           $1,806              95
          Brister's Thunder Karts, Inc.                $289,204           $  601              83
          USA Industries, Inc.                         $ 73,714           $  984             132

Year ended December 31, 1997
          Karts International Incorporated           $1,624,288             $566             146
          Brister's Thunder Karts, Inc.              $  830,848             $450             300
          USA Industries, Inc.                       $  447,918             $ 75             110




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - CONCENTRATIONS OF CREDIT RISK - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company has had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through June 30, 1998. As of June 30, 1998 and December 31, 1997, the Company had unsecured outstanding reverse repurchase agreements of approximately $670,000 and $2,395,000, respectively. The Company incurred no losses during 1997 or 1998 as a result of any of these unsecured situations.


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                     June 30,       December 31,
                                                                       1998             1997
                                                                    ---------       ------------

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.75% at
   December 31, 1996).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                 $221,048         $224,295

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle                                                           17,267           18,781

$23,122 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $726, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle.                                                          21,957                -

$18,198 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $572, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle                                                           17,278                -







                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D - LONG-TERM DEBT - Continued
                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                      --------       ------------
$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest.
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                     2,858            4,208

$27,677 note payable to an individual.  Interest
   at 7.0%.  Payable in semi-monthly installments
   of approximately $200, including interest.
   Secured by equipment owned by Brister's.                                 -            1,914
                                                                     --------         --------

     Total long-term debt                                             280,408          249,198

     Less current maturities                                          (25,919)         (18,357)
                                                                     --------         --------

     Long-term portion                                               $254,489         $230,841
                                                                     ========         ========


Future maturities of long-term debt are as follows:

                                       Year ending
                                      December 31,                   Amount
                                      ------------                 ----------
                                          1998                      $ 25,919
                                          1999                        27,846
                                          2000                        30,346
                                          2001                        21,099
                                          2002                        15,159
                                        2003-2007                     95,172
                                        2008-2010                     64,867
                                                                     -------
                                         Totals                     $280,408
                                                                     =======

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the six month periods ended June 30, 1998 and 1997, respectively, are as follows:
                                                  1998            1997
                                              ---------       ---------
   Federal                                    $      -        $       -
   State                                             -                -
                                              --------        ---------

     Total                                    $      -        $       -
                                              ========        =========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

The Company's income tax expense for the six month periods ended June 30, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                     1998         1997
                                                                   ---------    ---------

Statutory rate applied to earnings (loss) before income taxes      $(516,345)   $(314,018)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                      -            -
   Valuation allowance for deferred tax asset
     related to net operating loss carryforward                      516,345      314,018
                                                                   ---------    ---------

     Income tax expense                                            $       -    $       -
                                                                   =========    =========



NOTE I - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $36,150 and $36,150 for the six month periods ended June 30, 1998 and 1997, respectively.

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

On March 6, 1997, the Company offered to each holder of the Convertible Preferred Stock the option of either (i) receiving a refund of $25,000 (the initial Unit price) plus simple interest at 12.0% per annum as consideration for assigning their Convertible Preferred Stock and 1996 Warrants to the Company or
(ii) agreeing to the conversion of the Convertible Preferred Stock at the completion of a pending secondary offering upon the previously agreed terms along with the issuance of an additional 13,334 1996 Warrants for each share of Convertible Preferred Stock held as additional consideration for waiving certain registration rights and agreeing to certain lock-up provisions with respect to the Common Stock issuable upon conversion of the Convertible Preferred Stock and the 1996 Warrants. The lock-up agreement requires that the holder must unconditionally agree to a lock-up of all of the holder's securities (the Preferred Shares and any securities that the Preferred Shares are convertible into and all originally issued redeemable common stock purchase warrants) whereby these designated securities may not be sold by the holder for a period of approximately 18 months from the closing date of the secondary offering. Upon release of the lock-up terms, the holder will be permitted to sell the aforementioned securities under the terms and conditions of Rule 144 of the U.S. Securities and Exchange Commission. Further, the holder will be deemed to bean affiliate of the underwriter in the secondary offering and, as such, will not be eligible to purchase any securities offered in the secondary offering.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES


NOTE L - COMMON STOCK WARRANTS - Continued

As of June 30, 1998, the Company's warrants are as follows:

                                        Warrants           Warrants         Warrants
                                         granted          exercised       outstanding        Exercise price
                                       ---------          ---------       -----------        ---------------
1996 issuances
     Class A Warrants                     66,667              3,334           63,333         $5.25 per share
     1996 Warrants                       166,668                  -          166,668         $4.50 per share
                                       ---------           --------          -------

                                         233,335                  -          230,001
                                       =========           ========          -------
1997 issuances
     1996 Warrants                       333,350                  -          333,350         $4.50 per share
     Underwriter's Warrants              155,000                  -          155,000         $4.00 per share
     1997 Warrants                     1,782,500                  -        1,782,500         $4.00 per share
                                       ---------           --------        ---------

                                       2,270,850                  -        2,500,851
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE M - STOCK OPTIONS - Continued

Effective January 31, 1998, the Company engaged an individual to function as President of the Company. A component of the President's employment package was the granting of options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $3.25 per share. The options vest as follows:
100,000 shares as of January 30, 1999; 50,000 shares as of January 31, 2000; 50,000 shares as of January 31, 2001. All unvested options vest immediately upon the termination of the Agreement if termination is for reason other than "for cause", and all unexercised options expire on January 31, 2003. The President may also receive annual performance based stock options to purchase up to 50,000 shares of the Company's common stock at a price equal to the market value of the Company's common stock on the date of issuance, as determined by the Company's Board of Directors

In March 1998, the Company granted options to purchase an aggregate 20,000 shares of the Company's common stock to employees of the Company and its operating subsidiaries at an exercise price of $3.50. These options vest on the first anniversary date of their grant and expire on the earlier of five years from the date of their grant or upon termination of the option holder as an employee of the Company.

In April 1998, the Company granted options to purchase an aggregate 10,000 shares of the Company's common stock to an employee at an exercise price of $2.75 per share. These options vest on the first anniversary date of their grant and expire on the earlier of five years from the date of their grant or upon termination of the option holder as an employee of the Company.

The outstanding options as of June 30, 1998 and December 31, 1997 are as follows:


                                    Options       Options         Options        Options
                                    granted      exercised      terminated     outstanding    Exercise price
                                    --------     ---------      ----------     -----------    --------------

1996 options                          59,355            -                -         59,355      $5.63 per share
1997 VP options                       13,334            -            6,667          6,667     $4.875 per share
1997 options                          52,670            -                -         52,670     $4.875 per share
                                     -------        -----            -----        -------

December 31, 1997 totals             125,359            -            6,667        118,692
President's options                  200,000            -                -        200,000     $3.25 per share
1998 employee options (3/98)          20,000            -                -         20,000     $3.50 per share
1998 employee options (4/98)          10,000            -                -         10,000     $2.75 per share
                                     -------        -----            -----        -------

June 30, 1998 totals                 375,359            -            6,667        368,692
                                     =======        =====            =====        =======



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation
----------

Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $50,000 per claim self-insurance clause as of June 30, 1998 and December 31, 1997. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of June 30, 1998 and December 31, 1997, approximately $120,000 and $160,000 has been accrued and charged to operations for anticipated future litigation.

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

Consulting and Patent Licensing
-------------------------------

Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $19,940 and $30,000 under the terms of this agreement during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

Pursuant to the acquisition of Brister's, the Company and the former owner of Brister's entered into a Non-Competition Agreement. The former owner has agreed not to compete with the Company or any of its subsidiaries for a period of five years in any jurisdiction in which the Company or any subsidiary is duly qualified to conduct business or within any marketing area in which the Company is doing a substantial amount of business or is engaged in a business similar to that currently operated by the Company. Additionally, the former owner agreed that during the same five-year period not to interfere with the employment relationship between the Company and any of its other employees by soliciting any of such individuals to participate in individual business ventures.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Consulting and Patent Licensing - continued
-------------------------------------------

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

On March 15, 1997, the Company and the former owner amended this Licensing Agreement and executed a related Royalty Agreement, for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company paid an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the six month period ended June 30, 1998 and the year ended December 31, 1997, the Company paid or accrued approximately $2,660 and $21,000, respectively, under this Agreement.

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

At the close of business on March 31, 1998, the Company's common stock, as quoted on the NASDAQ Small-Cap Market, closed below the required strike price of $4.50 per share. Accordingly, during the second quarter of 1998, effective April 1, 1998, the entity owned by an officer and director of the Company released approximately 82,874 of the 233,333 shares being held in escrow for the settlement of the contingency related to the March 31, 1996 private placement memorandum. The remaining approximate 150,459 shares were released from the escrow agreement and returned to the entity owned by an officer and director of the Company.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Contingent stock issuances - continued
--------------------------------------

The April 1, 1998 transactions were recorded by the Company based on the imputed "fair value" of the securities released from escrow upon the ultimate settlement of the March 31, 1996 contingent issuance as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed "fair value" of the 82,874 shares was calculated as approximately $227,904 based upon the Company's closing stock price on March 31, 1998. This imputed charge was offset against the imputed additional paid-in capital generated as a result of this accounting transaction as a cost of raising the initial capital in the original March 31, 1996 transaction. The imputed "fair value" of the residual 150,459 shares was calculated as approximately $413,412, net of the initial cash paid of $350, based upon the Company's closing stock price on March 31, 1998. This difference between the imputed fair value and the actual cash paid was recorded as a component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying statement of operations for the second quarter of 1998.

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

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
---------------------------------------------

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Results of Operations
---------------------

Six months ended June 30, 1998 as compared to the six months ended June 30, 1997

The Company experienced net revenues of approximately $1.7 million and $1.2 million for the six and three months ended June 30, 1998, respectively as compared to approximately $2.5 million and $1.2 million for the comparable six and three month periods of 1997. These sales results continue to reflect weak product demand during the first quarter of the Company's operating year due primarily to seasonality of product demand at the consumer level. Additionally, sales to mass merchandisers ceased during the second quarter of 1997 and these mass merchandiser sales mitigated some the seasonality effects during the first quarter of 1997. Current Company management has furthered the installation of various sales and marketing strategies, including the pursuit of additional distribution channels, including potential mass merchandiser or buying group customers, and additional geographic areas which management believes are under served, to improve its sales during the Company's traditional slow demand periods.

Due to the decline in unit sales to mass merchandisers and related effect on net sales dollars, the Company was unable to completely absorb its fixed manufacturing overhead expenses. Accordingly, the Company experienced a decline in gross profit from approximately $318,000 for the first six months of 1997 to approximately $(5,600) for the same period in 1998. For the second quarter standing alone, the Company experienced gross profit of approximately $196,000 during the April to June quarter of 1998 as compared to approximately $172,000 for the same period in 1997. Current management continues to refine the Company's purchasing and manufacturing processes to minimize expenses related to costs of sales and to maximize production efficiencies.

Selling, general and administrative expenses, including depreciation and amortization, were approximately $939,000 and $835,000 for the respective six month periods ended June 30, 1998 and 1997 and approximately $589,000 and $353,000 for the April to June quarters in 1998 and 1997, respectively. The Company continues to experience a maturation and stabilization of the Company's operating expenses. The change in Company management during the first quarter of 1998 has caused increases in both administrative personnel and related expenses. Management anticipates that current expenditure levels will remain relatively constant during periods subsequent to June 30, 1998.

For the six and three month periods ended June 30, 1998, the Company incurred a net loss of approximately $(1,519,000) and $(897,000) as compared to net losses of approximately $(924,000) and $(405,000) for the comparable six and three month periods ended June 30, 1997.

The recognition of the "fair value" charge related to the release of escrow of approximately 233,333 shares of common stock upon settlement of the contingency related to the March 31, 1996 private placement memorandum sale of common stock generated a one-time non-cash charge of approximately $413,000 to operations during the second quarter of 1998. Further, management attributes the increase in the net loss for the first six months of 1998 compared to the comparable period of 1997 to decreased unit sales volume levels which did not allow for the complete absorption of all fixed manufacturing overhead costs and selling, general and administrative expenses during the quarter.

Primary (loss) per share was approximately $(0.31) per share for the six months ended June 30, 1998 and approximately $(0.37) per share for the six months ended June 30, 1997. For the quarter covering the April to June period for 1998 and 1997, respectively, the primary loss per share was approximately $(0.18) and $(0.16) per share. Included in the 1998 quarterly calculation is the inclusion of approximately $(0.09) per share attributed to the one-time non-cash charge of approximately $413,000. Comparing comparable operating results, excluding the one-time non-cash charge, primary loss per share was approximately $(0.22) and $(0.37) for the six month period ended June 30, 1998 and 1997 and approximately $(0.09) and $(0.16) per share for the April to June quarter of 1998 and 1997, respectively.

Additional Operations information
---------------------------------

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

Liquidity and Financial Condition
---------------------------------

With respect to the comparative balance sheet, consolidated assets of $l0.3 million at June 30, 1998 were approximately $948,000 lower than the $11.3 million at December 31, 1997. This decrease is principally attributable to an decrease in current assets related to the collection of accounts receivable and the utilization of cash resources for fixed asset additions (approximately $218,000) and the use of cash in operating activities of approximately $1.7 million. Consolidated total liabilities of $897,000 at June 30, 1998 were comparable to the year end balance of approximately $740,000. The increase was primarily due to an increase in trade accounts payable due to the increase in raw material inventory during the second quarter of 1998 and increases in long-term debt arising from the purchase of transportation equipment during the first quarter of 1998.

Although Karts International Incorporated is a seasonal business with 50% or more of its sales being historically recorded in the fourth calendar quarter of each year, management believes its cash reserves and inventory levels are sufficient to insure adequate manufacturing and shipment of finished goods. Additionally, management is of the opinion that the 1997 plant additions will insure that the Company will have sufficient capacity to meet peak product demands. Further, the Company, during the first quarter of 1998, began construction on an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. As of June 30, 1998, approximately $113,000 had been expended on this addition. Management is of the opinion that the occupation of this facility during the second quarter of 1998 will contribute to future corporate overhead expense savings and allow for better corporate management oversight of the daily operations at the Company's Roseland Louisiana facility.

Capital Requirements
--------------------

During the first six months of 1998, the Company has expended approximately $218,000 for new property and equipment, including approximately $113,000 for the construction of an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. Further, the Company incurred long-term installment debt of approximately $41,000 for transportation equipment which was financed through the Company's primary financial institution. The long-term debt is collateralized by the related transportation equipment, is for a term of three years and bears interest at 8.25%.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   On May 27, 1998, the Company held its 1998 Annual Meeting of Shareholders in Dallas, Texas. The following items were submitted to a vote of the Security
   Holders:

                                            For         Against        Abstain
                                         ---------      -------        -------
a)   Election of Directors:
       Robert M. Aubrey                  4,046,801         308          67,440
       Timothy P. Halter                 4,046,801         308          67,440
       Charles Brister                   4,046,801         308          67,440
       Gary C. Evans                     4,046,801       3,642          67,440
       Joseph R. Mannes                  4,046,801         308          67,440
       Ronald C. Morgan                  4,046,801         308          67,440
       Other nominees                        -0-           -0-           -0-

2) Ratification and Approval of Karts International Incorporated 1998 Stock Compensation Plan:
                                         2,200,513     219,453          11,727

3) Ratification and Selection of Accountants:
                                         3,958,613     111,008           7,150

No other matters were submitted to or voted upon by the Security Holders at this meeting.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

1) Exhibits
   --------
       None

2) Reports on Form 8-K
   --------------------
       None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KARTS INTERNATIONAL INCORPORATED


August   14  , 1998                    /s/ Robert M. Aubrey
       ------                    --------------------------------------
                                           Robert M. Aubrey
                                 President, Chief Executive Officer and Director


August   14  , 1998                    /s/ Timothy P. Halter
       ------                    ---------------------------------------
                                           Timothy P. Halter
                                 Chief Accounting Officer and Director