Form 10QSB
period 1998-09-30
KARTS INTERNATIONAL INC
filed 1998-11-16
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 11, 1998:         Common Stock: 5,036,781 shares
                                    Common Stock Warrants: 2,282,525

Transitional Small Business Disclosure Format (check one):    YES       NO X



                        KARTS INTERNATIONAL INCORPORATED

              Form 10-QSB for the Quarter ended September 30, 1998

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



                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of September 30, 1998 and 1997 and the accompanying consolidated statement of operations for the nine and three months ended September 30, 1998 and 1997, respectively, and the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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





                                             S. W. HATFIELD + ASSOCIATES
Dallas, Texas
November 11, 1998





                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997

                                   (Unaudited)

                                     Assets
                                                              1998            1997
                                                          ------------    ------------

Current Assets
   Cash on hand and in banks                              $    252,138    $  1,958,821
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $23,000 and $2,447, respectively                   1,066,473         500,718
     Other                                                        --             2,348
     Recoverable income taxes                                   17,622         225,000
   Inventory                                                 2,073,273       1,289,638
   Prepaid expenses                                            360,206         209,312
                                                          ------------    ------------

     Total current assets                                    3,769,712       4,185,837
                                                          ------------    ------------

Property and equipment
   Building and improvements                                   811,253         372,509
   Equipment                                                   790,826         720,545
   Transportation equipment                                    125,640          76,987
   Furniture and fixtures                                      134,960          77,820
                                                          ------------    ------------
                                                             1,862,679       1,247,861
   Accumulated depreciation                                   (230,458)       (115,120)
                                                          ------------    ------------
                                                             1,632,221       1,132,741
   Land                                                         32,800          32,800
                                                          ------------    ------------

     Net property and equipment                              1,665,021       1,165,541
                                                          ------------    ------------

Other Assets
   Goodwill, net of accumulated amortization of
     approximately $561,227and $327,068, respectively        5,298,196       5,532,355
   Organization costs, net of accumulated amortization
     of approximately $55,378 and $33,527, respectively         53,877          75,727
   Other                                                        26,720           6,161
                                                          ------------    ------------

     Total other assets                                      5,378,793       5,614,243
                                                          ------------    ------------

     Total Assets                                         $ 10,813,526    $ 10,965,621
                                                          ============    ============


                                  - Continued -




The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           September 30, 1998 and 1997

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                                1998            1997
                                                           ------------    ------------

Current Liabilities
   Note payable to a finance company                       $    892,291    $      7,685
   Current maturities of long-term debt                          25,919          14,384
   Accounts payable  - trade                                    786,479         654,572
   Other accrued liabilities                                    282,656          13,157
   Accrued income taxes payable                                  14,490          76,919
                                                           ------------    ------------

     Total current liabilities                                2,001,835         766,717
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Related parties                                               --            20,304
     Banks and individuals                                      246,153         219,877
                                                           ------------    ------------

     Total Liabilities                                        2,247,988       1,006,898
                                                           ------------    ------------


Commitments and contingencies


Shareholders' equity Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                   --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     4,854,133 and 4,621,633 shares
     issued and outstanding, respectively                         4,854           4,622
   Common stock warrants                                        264,636         193,905
   Additional paid-in capital                                13,188,866      11,989,802
   Accumulated deficit                                       (4,892,818)     (2,229,606)
                                                           ------------    ------------

     Total Shareholders' Equity                               8,565,538       9,958,723
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $ 10,813,526    $ 10,965,621
                                                           ============    ============




The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             Nine and Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                    Nine months    Nine months    Three months   Three months
                                                      ended          ended           ended          ended
                                                   September 30,  September 30,   September 30,  September 30,
                                                        1998           1997           1998           1997
                                                   -------------  -------------   -------------  -------------


Net Sales                                           $ 3,648,059    $ 4,365,014    $ 1,885,571    $ 1,849,782
                                                    -----------    -----------    -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                                    3,705,405      3,389,670      2,003,683      1,238,019
   Depreciation                                          52,740         68,285         16,941         22,717
                                                    -----------    -----------    -----------    -----------
     Total cost of sales                              3,758,145      3,457,955      2,020,624      1,260,736
                                                    -----------    -----------    -----------    -----------

Gross profit                                           (140,635)       907,059       (135,053)       589,046
                                                    -----------    -----------    -----------    -----------

Operating expenses
   Research and development                              22,364         24,703          6,985          2,846
   Selling, general and
     administrative expenses                          1,589,807      1,185,163        650,826        350,362
   Compensation  expense  related
     to common  stock  issuances
     at less than "fair value" for
     reorganization, restructuring
     and consulting costs                               413,412           --             --             --
   Depreciation and amortization                        231,979        222,025         77,751        113,141
                                                    -----------    -----------    -----------    -----------
     Total operating expenses                         2,257,562      1,431,891        735,562        466,349
                                                    -----------    -----------    -----------    -----------

Income (Loss) from operations                        (2,398,197)      (524,832)      (870,615)       122,697

Other income (expense)
   Interest expense                                     (42,387)      (473,946)        (7,884)      (137,071)
   Other                                                 50,374         80,849          6,950         20,027
                                                    -----------    -----------    -----------    -----------

Income (Loss) before income taxes                    (2,390,210)      (917,929)      (871,549)         5,653

Income taxes
   Currently receivable (payable)                          --          139,733           --          139,733
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                   $(2,390,210)   $  (778,196)   $  (871,549)   $   145,386
                                                    ===========    ===========    ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding                                $     (0.49)   $     (0.28)   $     (0.18)   $      0.05
                                                    ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                                  4,854,133      2,828,951      4,854,133      3,048,302
                                                    ===========    ===========    ===========    ===========



The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                           Nine months    Nine months
                                                              ended          ended
                                                          September 30,  September 30,
                                                              1998              1997
                                                          -------------  -------------


Cash flows from operating activities
   Net income (loss) for the period                       $(2,390,210)   $  (778,196)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                          231,979        384,838
       Bad debt reserve                                        20,000           --
       Reorganization and restructuring costs and
         related effect of common stock issuances
         at less than "fair value"                            413,412           --
       (Increase) Decrease in:
         Accounts receivable                                 (623,428)     1,293,788
         Income taxes recoverable                             207,378       (225,000)
         Inventory                                         (1,164,059)      (331,257)
         Prepaid expenses and other                          (205,936)      (190,386)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities       716,478       (189,576)
         Accrued income taxes payable                        (123,220)      (192,298)
                                                          -----------    -----------
Cash flows used in operating activities                    (2,917,606)      (228,087)
                                                          -----------    -----------

Cash flows from investing activities
   Cash received on sale of property and equipment               --            6,666
   Cash paid for property and equipment                      (505,872)      (476,149)
                                                          -----------    -----------
Cash flows used in investing activities                      (505,872)      (469,483)
                                                          -----------    -----------

Cash flows from financing activities
   Net activity on short-term note payable                    892,291       (132,335)
   Principal payments on long-term notes payable              (18,421)    (2,211,721)
   Cash paid to retire convertible preferred stock               --         (625,000)
   Proceeds from sale of common stock and warrants               --        6,393,905
   Cash paid for costs to sell common stock                      --       (1,398,486)
                                                          -----------    -----------
Cash flows provided by financing activities                   873,870      2,026,363
                                                          -----------    -----------

Increase (Decrease) in cash                                (2,549,608)     1,328,793
Cash at beginning of period                                 2,801,746        630,028
                                                          -----------    -----------

Cash at end of period                                     $   252,138    $ 1,958,821
                                                          ===========    ===========


                                  - Continued -

The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                              Nine months   Nine months
                                                                 ended         ended
                                                             September 30,  September 30,
                                                                 1998           1997
                                                             -------------  -------------

Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $     42,387   $  412,517
                                                             ============   ==========

     Income taxes paid (refunded) for the period             $   (207,378)  $  277,565
                                                             ============   ==========

Supplemental disclosure of non-cash
   investing and financing activities


     Transportation equipment purchased with notes payable   $     41,295   $   17,236
                                                             ============   ==========

     Long-term debt converted to common stock                $       --     $1,000,000
                                                             ============   ==========





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

The Company had a concentration of key raw material suppliers for kart engines through the second quarter of 1998. During the third quarter of 1998, the Company diversified its engine suppliers and options mitigating the potential effect of a negative economic impact which could result from any disruption in engine availability. The Company does not anticipate any foreseeable interruption in engine availability and believes that alternate suppliers are available.

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

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of September 30, 1998 and 1997, inventory consisted of the following components:

                                                    1998             1997
                                                 ----------       -----------
         Raw materials                           $1,711,208       $   851,524
         Work in process                            272,763           371,430
         Finished goods                              89,302            66,684
                                                 -----------      -----------
                                                 $2,073,273       $ 1,289,638

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     Total depreciation expense charged to operations for the nine months ended September 30, 1998 and 1997 was approximately $93,542 and $80,520, respectively.

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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of", the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note B - Summary of significant accounting policies - continued

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 1998 and 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. The deferred tax asset related to the Company's net operating loss carryforward has been fully reserved at September 30, 1998 and 1997, respectively.

8.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1998 and 1997, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

9.   Reclassifications
     -----------------

     Certain amounts within the accompanying financial statements for the periods ended September 30, 1997 have been reclassified to conform to the presentation for the periods ended September 30, 1998.

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


Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the respective operating companies had credit risk exposures in excess of statutory FDIC coverage as follows:



                                                     Highest            Low            Number of
                     Entity                         exposure          exposure     days with exposure
         ---------------------------------          --------          --------     ------------------

Nine months ended September 30, 1998
          Karts International Incorporated          $823,842           $1,806            135
          Brister's Thunder Karts, Inc.             $289,204           $  601             96
          USA Industries, Inc.                      $157,606           $  236            177

Year ended December 31, 1997
          Karts International Incorporated          $1,624,288         $  566            146
          Brister's Thunder Karts, Inc.             $  830,848         $  450            300
          USA Industries, Inc.                      $  447,918         $   75            110



Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company has had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through September 30, 1998. As of September 30, 1998 and December 31, 1997, the Company had unsecured outstanding reverse repurchase agreements of approximately $-0- and $2,395,000, respectively. The Company has incurred no losses during 1998 or 1997 as a result of any of these unsecured situations.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note D - Note Payable to a Finance Company

The Company has two lines of credit with an aggregate face value of $2,000,000. One line of credit note is tied to the Company's accounts receivable balance, not to exceed $1,000,000 (A/R LOC). The second line of credit is tied to the Company's inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time is tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of September 30, 1998, an aggregate of approximately $892,291 is outstanding on these lines of credit.

The notes bear interest at an initial Contract Rate of 10.25%. In the event that the Company achieves and maintains a annual audited Net Profit, as defined in the Agreement, of at least $200,000, the Company may apply for a reduction in the note's interest rate to the Lender's Base Rate (8.0% at September 30, 1998) plus 1.5%. In the event that the lower interest rate is granted and the $200,000 Net Profit or the Company's audited financial statements are not delivered within 120 days of the Company's year end, the interest rate will immediately revert to the initial Contract Rate.

The Agreement requires the payment of a one-time 1.0% commitment fee and the payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

The Agreement contains certain restrictive covenants related to the Company's business operations and financial ratios. As of September 30, 1998, the Company is in compliance with all covenants

The Inventory LOC contains a clause that this line of credit must be paid in full and held at a $-0- balance between January 1, 1999 and February 28, 1999 for a period of at least 30 consecutive days.

The notes mature in September 1999.


Note E - Long-term Debt

Long-term debt consists of the following at September 30, 1998 and 1997:

                                                              1998       1997
                                                             --------   --------
$240,020 mortgage note payable to a bank.  Interest
     at the Bank's Commercial Base Rate (9.50% at
     September 30, 1998).  Payable in monthly installments
     of approximately $2,626, including accrued interest.
     Final maturity in August 2010.  Collateralized by
     land and a building owned by USA Industries, Inc.       $219,248   $229,777

$20,770 installment note payable to a bank.  Interest
     at 7.75%.  Payable in monthly installments of
     approximately $419, including accrued interest.
     Final maturity in May 2002.  Collateralized by
     a vehicle.                                                16,028     19,664




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note E - Long-term Debt - Continued
                                                                 1998            1997
                                                               ---------       ---------

$23,122 installment note payable to a bank.  Interest
     at 8.25%.  Payable in monthly installments of
     approximately $726, including accrued interest.
     Final maturity in March 2001.  Collateralized by
     a vehicle.                                                   19,637            --

$18,198 installment note payable to a bank.  Interest
     at 8.25%.  Payable in monthly installments of
     approximately $572, including accrued interest.
     Final maturity in March 2001.  Collateralized by
     a vehicle.                                                    15,451            --

$9,348 installment note payable to a bank.  Interest
     at 10.0%.  Payable in monthly installments of
     approximately $303, including accrued interest.
     Final maturity in April 1999.  Collateralized by
     transportation equipment owned by USA
     Industries, Inc.                                              1,708           2,056

$27,677 note payable to an individual.  Interest
     at 7.0%.  Payable in semi-monthly installments
     of approximately $200, including interest.
     Secured by equipment owned by Brister's.                        --            3,068
                                                                --------        --------

         Total long-term debt                                    272,072         254,565

         Less current maturities                                 (25,919)        (14,384)
                                                                --------        --------

         Long-term portion                                      $246,153        $240,181
                                                                ========        ========


Future maturities of long-term debt are as follows:

                                      Year ending
                                      December 31,              Amount
                                      ------------              ------
                                          1998                   $ 25,919
                                          1999                     27,846
                                          2000                     30,346
                                          2001                     21,099
                                          2002                     15,159
                                        2003-2007                  95,172
                                        2008-2010                  64,867

                                         Totals                  $280,408
                                                                 ========




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note F - Income Taxes

The components of income tax (benefit)  expense for the nine month periods ended
September 30, 1998 and 1997, respectively, are as follows:
                                                                        1998           1997
                                                                      --------       ---------

   Federal                                                            $      -       $(139,733)
   State                                                                     -               -
                                                                      --------       ---------

     Total                                                            $      -       $(139,733)
                                                                      ========       =========

The Company's  income tax expense for the nine month periods ended September 30,
1998 and 1997,  respectively,  differed  from the  statutory  federal rate of 34 percent as follows:
                                                                       1998             1997
                                                                     ---------        ---------
Statutory rate applied to earnings (loss) before income taxes        $(876,978)       $(312,096)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                        -                -
   Valuation allowance for deferred tax asset
     related to net operating loss carryforward                        876,978          172,363
                                                                       -------          -------

     Income tax expense                                               $      -        $(139,733)
                                                                      ========        =========


Note G - Common stock transactions

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


Note H - Common Stock Warrants

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note H - Common Stock Warrants - Continued

In November 1996, the Company privately sold 25 units which included 250,000 Redeemable Common Stock Purchase Warrants (1996 Warrants) (166,668 post-March 24, 1997 reverse stock split warrants), as discussed in previous footnotes). Each warrant entitles the holder to purchase one (1) share of common stock at $3.00 per share ($4.50 post- March 24, 1997 reverse split), subject to adjustment in certain circumstances, for a period of 42 months from the closing date of the offering. The 1996 Warrants are redeemable by the Company at a price of $0.01 per Warrant at any time after one (1) year from the offering closing date when the average of the daily closing bid price of the Company's common stock equals $6.00 or more per share on any 20 consecutive trading days ending within 15 days of the date on which notice of redemption is given to the holders. The Company will provide holders of the 1996 Warrants with at least 30 days written notice of the Company's intent to redeem the Warrants.

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

As of September 30, 1998, the Company's warrants are as follows:


                                 Warrants          Warrants       Warrants
                                 granted          exercised       outstanding     Exercise price
                                 ----------       ---------       -----------     --------------

1996 issuances
--------------
     Class A Warrants                66,667           3,334           63,333      $5.25 per share
     1996 Warrants                  166,668               -          166,668      $4.50 per share
                                 ----------        --------        ---------

                                    233,335               -          230,001
                                 ==========        ========        ---------
1997 issuances
--------------
     1996 Warrants                  333,350               -          333,350      $4.50 per share
     Underwriter's Warrants         155,000               -          155,000      $4.00 per share
     1997 Warrants                1,782,500               -        1,782,500      $4.00 per share
                                  ---------        --------        ---------

                                  2,270,850               -        2,500,851
                                  =========        ========        =========



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note I - Stock Options

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note I - Stock Options - Continued

The outstanding options as of September 30, 1998 and December 31, 1997 are as follows:

                                     Options      Options          Options        Options
                                     granted    exercised       terminated     outstanding      Exercise price
                                    --------    ---------       ----------     -----------      ----------------

1996 options                          59,355            -                -         59,355       $5.63 per share
1997 VP options                       13,334            -            6,667          6,667       $4.875 per share
1997 options                          52,670            -                -         52,670       $4.875 per share
                                    --------        -----           ------       --------

December 31, 1997 totals             125,359            -            6,667        118,692

President's options                  200,000            -                -        200,000       $3.25 per share
1998 employee options (3/98)          20,000            -                -         20,000       $3.50 per share
1998 employee options (4/98)          10,000            -                -         10,000       $2.75 per share
                                    --------        -----            -----       --------

September 30, 1998 totals            375,359            -            6,667        368,692
                                    ========        =====            =====       ========



Note J - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $54,225 and $54,225 for the nine month periods ended September 30, 1998 and 1997, respectively.

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


Note K - Commitments and contingencies

Litigation
----------

Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $50,000 per claim self-insurance clause as of June 30, 1998 and December 31, 1997. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of September 30, 1998 and 1997, approximately $161,000 and $90,000 has been accrued and charged to operations for anticipated future litigation.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note K - Commitments and contingencies - Continued

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

Consulting and Patent Licensing
-------------------------------

Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $44,313 and $30,000 under the terms of this agreement during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note K - Commitments and Contingencies - Continued

Consulting and Patent Licensing - continued
-------------------------------------------

On March 15, 1997, the Company and the former owner amended this Licensing Agreement and executed a related Royalty Agreement, for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company paid an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the nine month period ended September 30, 1998 and the year ended December 31, 1997, the Company paid or accrued approximately $3,895 and $21,000, respectively, under this Agreement.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

Note K - Commitments and Contingencies - Continued

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

Note L - Subsequent Event

On October 27, 1998, the Company acquired 100% of the issued and outstanding stock of Straight Line Manufacturing, Inc. in exchange for $50,000 cash, a $50,000 promissory note bearing interest at 6.0% payable on March 31, 1999 and 182,648 shares of the Company's restricted, unregistered common stock. The total transaction was valued at approximately $500,000.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
---------------------------------------------

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


Results of Operations
---------------------

Nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997
--------------------------------------------------------------------------------

The Company experienced net revenues of approximately $3.6 million and $1.8 million for the nine and three months ended September 30, 1998, respectively as compared to approximately $4.4 million and $1.8 million for the comparable nine and three month periods of 1997. These sales results continue to the seasonality of product demand at the consumer level. Additionally, sales to mass merchandisers ceased during the second quarter of 1997 and these mass merchandiser sales mitigated some the seasonality effects during the first quarter of 1997. Current Company management has furthered the installation of various sales and marketing strategies, including the pursuit of additional distribution channels, including potential mass merchandiser or buying group customers, and additional geographic areas which management believes are under served, to improve its sales during the Company's traditional slow demand periods.

Due to the decline in unit sales to mass merchandisers and related effect on net sales dollars, the Company was unable to completely absorb its fixed manufacturing overhead expenses. Accordingly, the Company experienced a decline in gross profit from approximately $907,000 for the first nine months of 1997 to approximately $(141,000) for the same period in 1998. For the third quarter standing alone, the Company experienced gross profit of approximately $(135,000) during the July to September quarter of 1998 as compared to approximately $589,000 for the same period in 1997. Current management continues to refine the Company's purchasing and manufacturing processes to minimize expenses related to costs of sales and to maximize production efficiencies.

Selling, general and administrative expenses, including depreciation and amortization, were approximately $1,570,000 and $1,185,000 for the respective nine month periods ended September 30, 1998 and 1997 and approximately $630,000 and $350,000 for the July to September quarters in 1998 and 1997, respectively. The Company continues to experience a maturation and stabilization of the Company's operating expenses. The change in Company management during the first quarter of 1998 has caused increases in both administrative personnel and related expenses. Management anticipates that current expenditure levels will remain relatively constant during periods subsequent to September 30, 1998.

For the nine and three month periods ended September 30, 1998, the Company incurred a net loss of approximately $(2,370,000) and $(852,000) as compared to net (losses) income of approximately $(778,000) and $145,000 for the comparable nine and three month periods ended September 30, 1997.

The recognition of the "fair value" charge related to the release of escrow of approximately 233,333 shares of common stock upon settlement of the contingency related to the March 31, 1996 private placement memorandum sale of common stock generated a one-time non-cash charge of approximately $413,000 to operations during the second quarter of 1998. Further, management attributes the increase in the net loss for the first nine months of 1998 compared to the comparable period of 1997 to decreased unit sales volume levels which did not allow for the complete absorption of all fixed manufacturing overhead costs and selling, general and administrative expenses during the quarter.

Primary (loss) per share was approximately $(0.49) per share for the nine months ended September 30, 1998 and approximately $(0.28) per share for the nine months ended September 30, 1997. For the quarter covering the July to September period for 1998 and 1997, respectively, the primary income (loss) per share was approximately $(0.18) and $0.05 per share. Included in the 1998 quarterly calculation is the inclusion of approximately $(0.09) per share attributed to the one-time non-cash charge of approximately $413,000 . Comparing comparable operating results, excluding the one-time non-cash charge, primary loss per share was approximately $(0.40) and $(0.28) for the nine month period ended September 30, 1998 and 1997.

Additional Operations information.
----------------------------------

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

Liquidity and Financial Condition
---------------------------------

With respect to the comparative balance sheet, consolidated assets of $l0.8 million at September 30, 1998 were approximately $132,000 lower than the $11.0 million at September 30, 1997. This decrease is nominal in comparing the Company's financial condition. Consolidated total liabilities of $2.0 million at September 30, 1998 as compared to approximately $767,000 at September 30, 1997. The principal difference relates to approximately $892,000 in additional liabilities related to the utilization of a new line of credit.

Although Karts International Incorporated is a seasonal business with 50% or more of its sales being historically recorded in the fourth calendar quarter of each year, management believes its cash reserves and inventory levels are sufficient to insure adequate manufacturing and shipment of finished goods. Additionally, management is of the opinion that the 1997 plant additions will insure that the Company will have sufficient capacity to meet peak product demands. Further, the Company, during the first quarter of 1998, began construction on an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. As of September 30, 1998, approximately $145,000 had been expended on this addition. Additionally, approximately $188,000 and $95,000 was expended on additions to office facilities at the Company's Brister's Thunder Karts, Inc. and USA Industries, Inc. subsidiaries during 1998. Management is of the opinion that the occupation of this facility during the second quarter of 1998 will contribute to future corporate overhead expense savings and allow for better corporate management oversight of the daily operations.

Capital Requirements
--------------------

During the first six months of 1998, the Company has expended approximately $506,000 for new property and equipment, including approximately $145,000 for the construction of an administrative office addition adjacent to the Roseland, Louisiana manufacturing facility. Further, the Company incurred long-term installment debt of approximately $41,000 for transportation equipment which was financed through the Company's primary financial institution. The long-term debt is collateralized by the related transportation equipment, is for a term of three years and bears interest at 8.25%. Further, the Company entered into a new short-term revolving credit facility with a finance company in two segments related to the Company's accounts receivable and inventory. The total aggregate available line of credit is approximately $2,000,000 with approximately $892,000 being funded as of September 30, 1998.

In conjunction with the acquisition of Straight Line Manufacturing, Inc., the Company expended $50,000 cash, issued a note payable at 6.0%, due on March 31, 1999, and approximately 182,648 shares of the Company's restricted, unregistered common stock. The total transaction was valued at approximately $500,000.

The Company has no further commitments for significant capital requirements during the current operating year. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.


Nine months ended September 30, 1997 as compared to nine months ended September 30, 1996
--------------------------------------------------------------------------------

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

Additional Operations information.
----------------------------------

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

Capital Requirements
--------------------

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


Part II - Other Information

Item 1 - Legal Proceedings

   See accompanying notes to the consolidated financial statements

Item 2 - Changes in Securities

   On October 27, 1998, the Company issued 182,648 shares of the Company's restricted, unregistered common stock, valued at $400,000, in conjunction with the acquisition of 100.0% of the issued and outstanding stock of Straight Line Manufacturing, Inc.

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

                                                KARTS INTERNATIONAL INCORPORATED


November   11  , 1998                                /s/ Timothy P. Halter
         ------                          ---------------------------------------
                                                               Timothy P. Halter
                                                          Chairman of the Board,
                                                    and Chief Accounting Officer


November   11  , 1998                               /s/ Robert M. Aubrey
         ------                        -----------------------------------------
                                                                Robert M. Aubrey
                                                                       President