Form 10QSB/A
period 1998-09-30
KARTS INTERNATIONAL INC
filed 1998-11-30
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             Nine and Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                    Nine months    Nine months    Three months   Three months
                                                      ended          ended           ended          ended
                                                   September 30,  September 30,   September 30,  September 30,
                                                        1998           1997           1998           1997
                                                   -------------  -------------   -------------  -------------


Net Sales                                           $ 3,617,510    $ 4,365,014    $ 1,885,571    $ 1,849,782
                                                    -----------    -----------    -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                                    3,705,405      3,389,670      2,003,683      1,238,019
   Depreciation                                          52,740         68,285         16,941         22,717
                                                    -----------    -----------    -----------    -----------
     Total cost of sales                              3,758,145      3,457,955      2,020,624      1,260,736
                                                    -----------    -----------    -----------    -----------

Gross profit                                           (140,635)       907,059       (135,053)       589,046
                                                    -----------    -----------    -----------    -----------

Operating expenses
   Research and development                              22,364         24,703          6,985          2,846
   Selling, general and
     administrative expenses                          1,589,807      1,185,163        650,826        350,362
   Compensation  expense  related
     to common  stock  issuances
     at less than "fair value" for
     reorganization, restructuring
     and consulting costs                               413,412           --             --             --
   Depreciation and amortization                        231,979        222,025         77,751        113,141
                                                    -----------    -----------    -----------    -----------
     Total operating expenses                         2,257,562      1,431,891        735,562        466,349
                                                    -----------    -----------    -----------    -----------

Income (Loss) from operations                        (2,398,197)      (524,832)      (870,615)       122,697

Other income (expense)
   Interest expense                                     (42,387)      (473,946)        (7,884)      (137,071)
   Other                                                 50,374         80,849          6,950         20,027
                                                    -----------    -----------    -----------    -----------

Income (Loss) before income taxes                    (2,390,210)      (917,929)      (871,549)         5,653

Income taxes
   Currently receivable (payable)                          --          139,733           --          139,733
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                   $(2,390,210)   $  (778,196)   $  (871,549)   $   145,386
                                                    ===========    ===========    ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding                                $     (0.49)   $     (0.28)   $     (0.18)   $      0.05
                                                    ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                                  4,854,133      2,828,951      4,854,133      3,048,302
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