Form 10QSB/A
period 1998-09-30
KARTS INTERNATIONAL INC
filed 1999-02-25
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                For the quarterly period ended September 30, 1998

-------- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-23041
                                                 -------

                        KARTS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            75-2639196
  ------------------------                            ------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                   62204 Commercial Street, Roseland, LA 70456
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (504) 747-1111
                                 --------------
                           (Issuer's telephone number)



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

                                Table of Contents


                                                                                  Page
                                                                                   >

Part I - Financial Information

  Item 1   Financial Statements                                                     3

  Item 2   Management's Discussion and Analysis or Plan of Operation               22


Part II - Other Information

  Item 1   Legal Proceedings                                                       26

  Item 2   Changes in Securities                                                   26

  Item 3   Defaults Upon Senior Securities                                         26

  Item 4   Submission of Matters to a Vote of Security Holders                     26

  Item 5   Other Information                                                       27

  Item 6   Exhibits and Reports on Form 8-K                                        27



 This amended filing corrects a clerical error whereby the original filing presented gross revenues for the nine month period ended September 30, 1998 instead of net revenues for the respective period.

 This amendment also includes a discussion related to the Registrant's Y2K preparedness.

    There are no other changes to this document from the last amended filing.


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



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             Nine and Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                    Nine months     Nine months   Three months   Three months
                                       ended           ended          ended          ended
                                    September 30,  September 30,  September 30,  September 30,
                                        1998           1997          1998            1997
                                    -----------    -----------    -----------    -----------

Net Sales                           $ 3,617,510    $ 4,365,014    $ 1,885,571    $ 1,849,782
                                    -----------    -----------    -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                    3,705,405      3,389,670      2,003,683      1,238,019
   Depreciation                          52,740         68,285         16,941         22,717
                                    -----------    -----------    -----------    -----------
     Total cost of sales              3,758,145      3,457,955      2,020,624      1,260,736
                                    -----------    -----------    -----------    -----------

Gross profit                           (140,635)       907,059       (135,053)       589,046
                                    -----------    -----------    -----------    -----------

Operating expenses
   Research and development              22,364         24,703          6,985          2,846
   Selling, general and
     administrative expenses          1,589,807      1,185,163        650,826        350,362
   Compensation expense related
     to common  stock  issuances
     at less than "fair  value" for
     reorganization, restructuring
     and consulting costs               413,412           --             --             --
   Depreciation and amortization        231,979        222,025         77,751        113,141
                                    -----------    -----------    -----------    -----------
     Total operating expenses         2,257,562      1,431,891        735,562        466,349
                                    -----------    -----------    -----------    -----------

Income (Loss) from operations        (2,398,197)      (524,832)      (870,615)       122,697

Other income (expense)
   Interest expense                     (42,387)      (473,946)        (7,884)      (137,071)
   Other                                 50,374         80,849          6,950         20,027
                                    -----------    -----------    -----------    -----------

Income (Loss) before income taxes    (2,390,210)      (917,929)      (871,549)         5,653

Income taxes
   Currently receivable (payable)          --          139,733           --          139,733
                                    -----------    -----------    -----------    -----------

Net income (loss)                   $(2,390,210)   $  (778,196)   $  (871,549)   $   145,386
                                    ===========    ===========    ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding                     $(0.49)        $(0.28)        $(0.18)         $0.05
                                         ======         ======         ======          =====

Weighted-average number
   of shares of common
   stock outstanding                  4,854,133      2,828,951      4,854,133      3,048,302
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
                                                             ============   ==========





The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.
                                                                               8

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

3.     Inventory
       ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of September 30, 1998 and 1997, inventory consisted of the following components:

                                                       1998           1997
                                                    ----------     ----------
         Raw materials                              $1,711,208     $  851,524
         Work in process                               272,763        371,430
         Finished goods                                 89,302         66,684
                                                    ----------     ----------
                                                    $2,073,273     $1,289,638
                                                    ==========     ==========

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



                                              Highest        Low             Number of
               Entity                         exposure      exposure      days with exposure
               ------                        ---------     ---------     -------------------
Nine months ended September 30, 1998
       Karts International Incorporated       $823,842        $1,806            135
       Brister's Thunder Karts, Inc.          $289,204        $  601             96
       USA Industries, Inc.                   $157,606        $  236            177

Year ended December 31, 1997
       Karts International Incorporated     $1,624,288          $566            146
       Brister's Thunder Karts, Inc.        $  830,848          $450            300
       USA Industries, Inc.                 $  447,918          $ 75            110



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

The notes mature in September 1999.


Note E - Long-term Debt

Long-term debt consists of the following at September 30, 1998 and 1997:


                                                                         1998         1997
                                                                        --------     --------

$240,020 mortgage note payable to a bank.  Interest
     at the Bank's Commercial Base Rate (9.50% at
     September 30, 1998).  Payable in monthly installments
     of approximately $2,626, including accrued interest.
     Final maturity in August 2010.  Collateralized by
     land and a building owned by USA Industries, Inc.                  $219,248     $229,777

$20,770 installment note payable to a bank.  Interest
     at 7.75%.  Payable in monthly installments of
     approximately $419, including accrued interest.
     Final maturity in May 2002.  Collateralized by
     a vehicle                                                            16,028       19,664






                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note E - Long-term Debt - Continued
                                                                         1998         1997
                                                                        --------     --------
$23,122 installment note payable to a bank.  Interest
     at 8.25%.  Payable in monthly installments of
     approximately $726, including accrued interest.
     Final maturity in March 2001.  Collateralized by
     a vehicle.                                                           19,637         -

$18,198 installment note payable to a bank.  Interest
     at 8.25%.  Payable in monthly installments of
     approximately $572, including accrued interest.
     Final maturity in March 2001.  Collateralized by
     a vehicle                                                            15,451         -

$9,348 installment note payable to a bank.  Interest
     at 10.0%.  Payable in monthly installments of
     approximately $303, including accrued interest.
     Final maturity in April 1999.  Collateralized by
     transportation equipment owned by USA
     Industries, Inc.                                                      1,708        2,056

$27,677 note payable to an individual.  Interest
     at 7.0%.  Payable in semi-monthly installments
     of approximately $200, including interest.
     Secured by equipment owned by Brister's.                               -           3,068
                                                                        --------    ---------

         Total long-term debt                                            272,072      254,565

         Less current maturities                                         (25,919)     (14,384)
                                                                        --------     --------

         Long-term portion                                              $246,153     $240,181
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
                                                                 ========     =========

The Company's  income tax expense for the nine month periods ended September 30,
1998 and 1997,  respectively,  differed  from the  statutory  federal rate of 34 percent as follows:
                                                                   1998          1997
                                                                 ---------    ---------
Statutory rate applied to earnings (loss) before income taxes    $(876,978)   $(312,096)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                    -            -
   Valuation allowance for deferred tax asset
     related to net operating loss carryforward                    876,978      172,363
                                                                 ---------    ---------

     Income tax expense                                          $       -    $(139,733)
                                                                 =========    =========


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

As of September 30, 1998, the Company's warrants are as follows:



                                          Warrants         Warrants          Warrants
                                           granted        exercised        outstanding       Exercise price
                                         ---------        ---------        -----------       ---------------

1996 issuances
     Class A Warrants                       66,667            3,334             63,333       $5.25 per share
     1996 Warrants                         166,668                -            166,668       $4.50 per share
                                         ---------         --------            -------

                                           233,335                -            230,001
                                         =========         ========           --------
1997 issuances
     1996 Warrants                         333,350                -            333,350       $4.50 per share
     Underwriter's Warrants                155,000                -            155,000       $4.00 per share
     1997 Warrants                       1,782,500                -          1,782,500       $4.00 per share
                                         ---------         --------          ---------

                                         2,270,850                -          2,500,851
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES




Note I - Stock Options - Continued

The outstanding options as of September 30, 1998 and December 31, 1997 are as follows:

                               Options      Options       Options      Options
                               granted     exercised    terminated   outstanding     Exercise price
                               -------     ---------    ----------   -----------    ----------------

1996 options                    59,355             -           -         59,355      $5.63 per share
1997 VP options                 13,334             -       6,667          6,667     $4.875 per share
1997 options                    52,670             -           -         52,670     $4.875 per share
                               -------       -------     -------        -------

December 31, 1997 totals       125,359             -       6,667        118,692

President's options            200,000             -           -        200,000      $3.25 per share
1998 employee options (3/98)    20,000             -           -         20,000      $3.50 per share
1998 employee options (4/98)    10,000             -           -         10,000      $2.75 per share
                               -------       -------     -------        -------

September 30, 1998 totals      375,359             -       6,667        368,692
                               =======       =======     =======        =======






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


Nine months ended September 30, 1997 as compared to nine months ended September30, 1996
---------------------------------------------------------------------

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


Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by March 31, 1999 and complete any modifications, upgrades or replacements during the second quarter of 1999.

The Company has no Y2K impact in any manufacturing equipment. The Company is also planning to hold discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The Company does not expect the costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.


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

                                                KARTS INTERNATIONAL INCORPORATED


November   11  , 1998                           /s/ Timothy P. Halter
         ------                                 --------------------------------
                                                               Timothy P. Halter
                                                          Chairman of the Board,
                                                    and Chief Accounting Officer


November   11  , 1998                           /s/ Robert M. Aubrey
         ------                                 --------------------------------
                                                                Robert M. Aubrey
                                                                       President