Form 10KSB
period 1998-12-31
KARTS INTERNATIONAL INC
filed 1999-03-30
CIK 1010077

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 000-23041

                        KARTS INTERNATIONAL INCORPORATED
           (Name of Small Business Issuer as Specified in Its Charter)


        Nevada                                          75-2639196
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  62204 Commercial Street
      P.O. Box 695
Roseland, Louisiana 70456                              70456
(Address of Principal Executive Offices)              (Zip Code)
--------------------------------------------------------------------------------

                                 (504) 747-1111
                (Issuer's Telephone Number, Including Area Code)

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

         Check if  there  is  no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's net revenues for the fiscal year ended December 31, 1998, were $8,219,646.

         The  issuer  had  5,574,298  shares  of  common  stock  and   1,782,500
public warrants outstanding as of March 23, 1999.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock as of March 23, 1999, was $2,433,703.


================================================================================


                     1998 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description



                                     PART I

Item 1.           Business........................................................................................3
Item 2.           Properties.....................................................................................17
Item 3.           Legal Proceedings..............................................................................17
Item 4.           Submission of Matters to a Vote of Security Holders............................................18

                                     PART II

Item 5.           Market for the Company's Common Stock and Related Stockholder Matters..........................19
Item 6.           Management's Discussion and Analysis or Plan of Operation......................................20
Item 7.           Consolidated Financial Statements..............................................................27
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........27

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With
                  Section 16(a) of The Exchange Act..............................................................28
Item 10.          Executive Compensation.........................................................................30
Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................34
Item 12.          Certain Relationships and Related Transactions.................................................34

                                     PART IV

Item 13.          Exhibits, Financial Statements and Reports on Form 8-K.........................................36

                  SIGNATURES, FINANCIAL STATEMENTS AND EXHIBIT INDEX

Signatures...................................................................................................... 40
Financial Statements........................................................................................... F-1
Exhibit Index


                                     PART I

         Management believes that this Annual Report on Form 10-KSB for the year ended December 31, 1998 contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate.

ITEM 1.     BUSINESS
            --------

General

         Karts International Incorporated, a Nevada corporation (the "Company"), through its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., a Louisiana corporation ("Brister's"), USA Industries, Inc., an Alabama corporation ("USA"), Straight Line Manufacturing, Inc. ("Straight Line"), a Michigan corporation, and KINT, L.L.C., a limited liability Louisiana corporation ("KINT"), designs, manufactures and distributes recreational fun karts ("Fun Karts"), also referred to as "go karts." Fun Karts are four-wheeled, gas-powered vehicles typically equipped with engines of 5 to 13 horsepower and purchased by consumers principally for off-road recreational use. The Company shipped approximately 12,000 Fun Karts to dealers and mass merchandisers in 1998, which the Company believes represents approximately 9% of the total domestic Fun Kart market. Consolidated revenues of the Company for the fiscal year ended December 31, 1998 were approximately $8.3 million as compared with combined revenues of approximately $7.6 million for the fiscal year ended December 31, 1997. The Company operates manufacturing facilities in Roseland, Louisiana, Prattville, Alabama and Milford, Michigan and maintains its executive offices in Roseland, Louisiana.

         The kart industry is comprised of three principal segments, Fun Karts, racing and concession karts. Fun Karts, the largest segment, are karts sold to consumers for general recreational use. Racing karts are specially designed for use on established tracks in a controlled racing environment. Concession karts are designed for use by amusement and entertainment centers which provide karts and facilities for customers' use on a rental basis. Management estimates that in 1998 approximately 156,000 karts were sold in the United States of which approximately 135,000 were Fun Karts, 12,000 racing karts and 9,000 concession karts. Historically, the Company, through its subsidiaries, has concentrated its efforts in the Fun Karts market.

         The Company offers a product line of approximately 35 Fun Kart models, differentiated by frame size, drive train, seating capacity, tire size and tread The Company's models offer a wide range of standard and optional features which enhance the safety, operation, riding comfort and performance of its Fun Karts. Such features include the exclusive, patented automatic throttle override; full brush cage; safety flag; three kinds of drive trains, including live axle, single wheel pull and torque converter; clutch lubrication system; high speed bearings; adjustable throttle and seats; steel rims; band and disc brakes; and Tecumseh Products Company, Briggs & Stratton and Honda engines. The end-users of the Company's Fun Karts are primarily 7- to 17-year-old males, living with their parents in suburban and rural markets. Typical Fun Kart purchasers are parents who purchase Fun Karts for their children.

         The Company relies on a broad and diversified national independent dealer network, mass merchandisers and manufacturing representatives to sell its products. In 1998, the Company sold 79% of its products through its over 700 dealers, primarily lawn and garden stores, motorcycle outlets, hardware stores and specialty karts dealers, located in 40 states. The major markets for the

Company's Fun Karts are in the Southeast and Southwest regions of the United States. In 1998, the Company sold approximately 30% of its Fun Karts to approximately 250 dealers located in Louisiana, Texas, Mississippi and Florida. Although there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other retailers in a limited geographic area surrounding the high volume dealer. For eligible dealers, the Company offers a dealer floor plan financing program through an unaffiliated financial services company.

         In 1997 the Company sold approximately 2,300 of its Fun Karts to two retail chain merchandisers which accounted for approximately 15% of the Company's 1997 revenues. During 1998, the Company sold approximately 1,400 units to 10 mass merchandisers, which represented approximately 12% of its total revenue.

         In 1998, the Company entered into contracts with a number of manufacturer representative organizations ("MRO") that were selected based on the territories served, customer base and product lines being represented. The relationship established with these organizations not only provided over eighty-five additional salesmen promoting the Company's products, but also provided access to a number of mass merchandisers.

         During 1998, the Company also manufactured approximately 2,450 karts for a competitor, which generated approximately $1.1 million of revenues representing approximately 13% of the Company's total 1998 revenues. The Company does not intend to produce any karts in 1999 for this competitor, but is planning to manufacture concession karts for Daytona SuperKarts, Inc. d/b/a Andretti SuperKarts ("Andretti") located in Daytona Beach, Florida. While, the total number of karts that will be produced for Andretti is not expected to be significant in 1999, the revenues are expected to be approximately the same as the revenues generated by sales to a competitor of the Company in 1998. The Company also has an option to acquire Andretti. See "Andretti Agreements" below.

         The Company's operating strategy is to increase its sales and market share by producing safe, high-quality and reliable Fun Karts at competitive prices; continue to improve manufacturing efficiency; and continue diversification of domestic distribution channels. The Company's growth strategy is to increase its brand and product recognition by innovative marketing to its target users; broaden its product lines through improved product design and development; and expand its geographic presence and market share by continued emphasis on expansion of its domestic dealer and mass merchandiser networks, and through potential acquisitions of other manufacturers of karts and related products.

         On a selective basis, the Company continues to seek acquisitions that will expand its existing product lines, market share and distribution channels. However, other than an option to purchase 100% of the capital stock of Andretti, the Company currently has no agreements or understandings with respect to any such acquisitions and there can be no assurance that the Company will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

         Unless otherwise indicated herein, the financial, business activities, management and other pertinent information herein relates on a consolidated basis to the Company and its wholly-owned subsidiaries, Brister's, USA, Straight Line and KINT. The Brister's and USA acquisitions in 1996 and the Straight Line acquisition in 1998 were accounted for using the purchase method of accounting for business combinations. The Company has allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 1998, due to the Company's operating history, management recognized an impairment to the future recoverability of goodwill and charged all unamortized goodwill at that date to operations. The financial and other information regarding the Company set forth herein reflects, for the periods presented, the consolidated results of operations of the Company, Brister's, USA, Straight Line and KINT for the respective periods owned.

         The address of the Company's principal executive office is 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456, and its telephone number is (504) 747-1111. The Company maintains manufacturing facilities at 202 Challenge Avenue, Prattville, Alabama 36067, Highway 51 South, Roseland, Louisiana 70456 and 335 S. Houghton Street, Suite 2, Milford, Michigan 48381.

Recent Developments

         Straight Line Acquisition. In October 1998, the Company acquired all of the issued and outstanding capital stock of Straight Line, a Fun Kart manufacturer located in Milford, Michigan. Management of the Company intends to consolidate the operations, manufacturing, sales and marketing of Straight Line products into the manufacturing and administrative facilities of the Company's other operating subsidiaries. As consideration for the purchase of the Straight Line shares of capital stock ("Straight Line Shares"), the Company issued and delivered to Daniel D. Smock, the sole shareholder of Straight Line (the "Shareholder"), 182,648 shares of the Company's Common Stock which had a market value of $400,000, or $2.19 per share, based on the closing price per share of the Company's Common Stock as reported on the Nasdaq SmallCap Market system on September 15, 1998.

         As further consideration for the purchase of the Straight Line Shares, the Company and the Shareholder entered into a three-year Employment and Noncompete Agreement at an annual salary of $80,000. The Shareholder was also granted options to purchase 10,000 shares of the Company's Common Stock at $1.19 per share. As consideration for the covenants and other agreements of the Shareholder in the Employment and Noncompete Agreement, the Company paid the Shareholder $50,000 and issued and delivered to the Shareholder a Promissory
Note in the amount of $50,000 with interest at 6% per annum with the principal and accrued interest payable to the Shareholder on March 31, 1999 ("Smock Note").

         Straight Line also issued to the Shareholder a $73,874.74 Promissory Note with interest at 6% per annum to evidence the amount owed to the Shareholder by Straight Line on the closing date of the transaction ("Shareholder Note"). A principal payment of approximately $15,000 has been paid to the Shareholder. Payment of the remaining principal and accrued interest of this Note is subject to the settlement of a pending lawsuit against Straight Line or entry of a final non-appealable judgment. Any amount owed by Straight Line as a result of the litigation will be offset against the remaining balance of the principal and accrued interest of the Note. Any expenses, including payment of any judgment or settlement, for the pending lawsuit that exceed the principal balance and accrued interest of the Note will be paid by Straight Line. The Company does not believe that the liability, if any, of Straight Line in connection with the pending litigation will exceed the remaining principal and accrued interest balance of the Note.

         The payment of the Smock and Shareholder Notes is secured by a security interest granted to Shareholder in the Straight Line Shares.

         Andretti Agreements. Effective December 1, 1998, the Company acquired from Andretti certain assets for $56,000. Andretti is a concession kart manufacturer located in Daytona Beach, Florida. The shareholders of Andretti (the "Andretti Shareholders") also granted the Company an option (the "Option") to acquire the issued and outstanding shares of Andretti's common stock based on a financial formula defined in the Option. The Option expires upon the expiration of the 30-day period following Andretti's fiscal year ending December 31, 2000. The Company issued to the Andretti Shareholders an aggregate of 90,090 shares of Common Stock having a market value of approximately $100,000 as payment for the Option. The Option also provides that Andretti can require the Company to exercise the Option if Andretti achieves certain financial goals during the Option term. The Company also has the right during the Option term, subject to certain conditions, to acquire for $100.00 intellectual property rights related to the business of Andretti.

         The Company and Andretti also entered into a manufacturing agreement (the "Manufacturing Agreement") which provides that the Company will manufacture, on an exclusive basis, Andretti's concession karts at a predetermined per unit price. The Manufacturing Agreement will terminate on the later of March 31, 2001 or the date that the Option is terminated or exercised.

         The Company also purchased from an affiliate of Andretti a $375,000 note owed to such person by Andretti (the "Andretti Note"). The Company issued 337,838 shares of Common Stock to the affiliate as consideration for the Andretti Note. Interest is due on December 1 of each year until the Andretti
Note is paid, with the principal balance and accrued interest due on the tenth business following the expiration of the Option.

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

         Continue to Improve Manufacturing Efficiency. Management believes that greater productivity will reduce operating costs. By standardizing the base frame and components on each of the major lines of Fun Karts, the Company expects to reduce volume purchase prices and decrease assembly costs. The Company believes that modernization of its manufacturing facilities is essential to improving the quality of the Company's products and promoting the price competitiveness of its Fun Karts. The Company intends to expand and renovate, as necessary, its manufacturing facilities, purchase new equipment and maintain strict cost controls as a means to enhance the production of high quality Fun Karts. In 1998, the Company made capital expenditures of approximately $750,000 for renovation of manufacturing facilities, leasehold improvements, equipment purchases and expansion and relocation of the corporate offices to Roseland, Louisiana.

         Diversification of Domestic Distribution Channels. The historical marketing strategy of the Company has been to build a broad and diverse independent dealer base, primarily in Louisiana, Texas, Mississippi and Florida by offering safe, high quality and reliable Fun Karts that are competitively priced and timely delivered. In 1998, the Company entered into agreements with several MROs that were selected based on the territories served, customer base and product lines being represented. The relationship established with these organizations not only provided over eighty-five additional salesmen promoting the Company's products, but also provided access to a number of mass merchandisers. The Company's future marketing efforts are designed to maintain and expand its independent dealer network in the South and West regions of the United States through direct communications with dealers, engaging additional MROs and attendance at industry trade shows such as the International Lawn and Garden Show. The Company also plans to assist dealers with their selling and marketing efforts with Company-sponsored seminars, discount or rebate programs and advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotional items for use by dealers. The Company will also seek to increase sales to mass merchandisers with direct communication and the engagement of additional MROs. Although the Company believes that sales to mass merchandisers offers a significant growth opportunity, the Company will seek to obtain a reasonable balance between its dealer and mass merchandiser distribution networks and will attempt to avoid a high concentration of sales to any one or group of dealers or mass merchandisers.

Growth Strategy

         Increasing Product Recognition By Innovative Marketing to Target Users. In 1998, the Fun Kart industry's sales were made to only approximately 0.7% of the estimated 20 million 7- to 17-year-old males in the United States, the Company's target users. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents. The Company advertises its products in national youth-oriented magazines and periodicals, on the Internet and to a lesser extent, on billboards, radio and television. The Company maintains a home page on the Internet (thunderkarts.com, sportskart.com and usafunkarts.com) and has sponsored local events such as a Babe Ruth Baseball Tournament, Arbor Day festival and parades.

         Improve Product Design and Development. The Company believes that it is a leader in the development of safety features for its Fun Karts, due primarily to its emphasis on continuous research and development of safety related items. The Company, primarily through the efforts of Charles Brister, the President and Chief Executive Officer, has developed a number of technological advances, including the automatic throttle override and automatic clutch lubrication systems, which have significantly improved its products. Recently, Mr. Brister has designed for the benefit of the Company and has applied for a patent for a safety fuel tank and filler cap which is a new product to prevent a small internal combustion engine from operating unless the fuel cap is firmly in place on the tank. This apparatus will minimize the opportunity for a flash fire to start and injure the operator of equipment which uses a small engine with an integrated fuel tank such as a lawn mower, go kart or string trimmer. The Company in 1998 employed additional engineering personnel primarily to continue the development of innovative safety and technological features for the Company's Fun Karts and to develop new products, including the Company's new off-road 3-2 h.p. Fun Bike. The Company will continue to develop and distribute optional Fun Kart parts and accessories to dealers for sales to Fun Kart purchasers. The Company may also develop a line of helmets, jackets, boots and other related items for its dealers and mass merchandisers to complement sales of Fun Karts.

         Expansion of Geographic Presence. The Company intends to expand its geographic presence and increase its market share within and outside of its core and contiguous markets by continued emphasis on the development and expansion of its dealer and mass merchandiser networks, establishing relationships with independent sales representatives to serve regions of the United States which are currently underpenetrated by the Company and possible acquisition of kart manufacturers and related businesses that offer synergistic growth opportunities for the Company. During 1998, the Company had its first shipment of Fun Karts into the Canadian market, and believes that international sales to countries such as Canada offer a potential market for the Company's products.

Acquisition Strategy

         The Company continually evaluates acquisition opportunities of operating entities or product lines compatible with its current operations. Target companies will be in the Fun Karts or related business or will provide the Company with complementary capabilities such as manufacturing, distribution or shipping. Future acquisition candidates are anticipated to be (i) companies having three or more years operating history and annual revenues up to $15 million, (ii) businesses with different or expanded distribution channels through which the Company may market its current and/or future products, and
(iii) companies with existing manufacturing capabilities which may allow the Company greater operating efficiencies through vertical integration of its manufacturing and assembly functions. Except for the Option to purchase Andretti, the Company is not a party to any agreements, commitments, letters of intent or understandings with any acquisition candidate.

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

Product Lines

         The Company produces a full line of Fun Karts, currently consisting of 35 models which are variations on 15 different frames available in a variety of colors which are sold at prices ranging from $500 to $4,000. The models are differentiated by drive train (single wheel pull, live axle or torque converter), engine size (5 h.p. to 13 h.p.), seating (single or double), tires (turf, ATV, kleat), tires (4" to 8"), frame size and suspension (shock absorbers). The Company markets its Fun Karts under the brand names of Thunder Karts, USA Fun Karts and Sport Karts.

         The Company believes its Fun Karts enjoy a premier image in its core markets and that its Fun Karts have a reputation for quality, performance, style, comfort, ride and handling. The Company's models offer a wide range of standard and optional features which enhance the operation, safety, riding comfort and performance of its Fun Karts. Such features include band brakes or disc brakes, automatic throttle override system, rack and pinion steering, shock absorbers, electric start, 5 to 13 horsepower engines, clutch lube system, powder paint, high speed bearings, safety flag and full brush cages.

         The Company believes that it is a leader in the development of safety features for its Fun Karts, due primarily to its emphasis on continuous research and development of safety related items. The Company has developed a number of technological advances, including the automatic throttle override and automatic clutch lubrication systems, which have significantly improved its products, and the new safety fuel tank and filler cap which the Company anticipates will be installed on its Fun Karts beginning in the third quarter of 1999.

         The Company's automatic throttle override system was named the 1995 Product of the Year for the recreational kart industry by Kart Marketing International, a trade magazine for the kart industry. This safety feature prohibits throttling and braking at the same time, regardless of the position of the gas pedal. If the brake pedal is depressed slightly, the engine will revert to the idle position immediately, and will not let throttling engage until the pedal is released. Significant benefits of this system are enhancement of safety for inexperienced drivers; stopping of simultaneous braking and throttling; easier braking; and extended brake life.

         Charles Brister, the Company's President and Chief Executive Officer, has designed for the benefit of the Company and has applied for a patent for a safety fuel tank and filler cap which is a new product to prevent a small internal combustion engine from operating unless the fuel cap is firmly in place on the tank. This apparatus will minimize the opportunity for a flash fire to start and injure the operator of equipment which uses a small engine with an integrated fuel tank such as a lawn mower, go kart or string trimmer.

         The safety fuel tank and filler cap has been designed in several different configurations to accommodate the variety of integrated fuel tanks now being produced. It has been developed both as a product to be incorporated into the design and manufacture of new fuel tanks and as a retrofit for engines already in use. Utilizing either a magnetic, photoelectric or mechanical switch that is interfaced between the fuel tank and filler cap, the device disables the engine's ignition system when the filler cap is moved from its fully closed position. Disabling the ignition system on a small internal combustion engine immediately stops a running engine and then prevents it from restarting until the fuel cap is replaced and the integrated switch sensors close the circuit.

         The Company will be the exclusive licensee of this product for the go-kart market and it is anticipated that the Company will issue sub-licenses to several fuel tank, fuel cap or small engine manufacturers to facilitate application of this technology to non go-kart related industries.

Manufacturing Operations

         The Company operates manufacturing facilities in Roseland, Louisiana, Prattville, Alabama and Milford, Michigan. Fun Kart production levels at the Company's manufacturing plants varies depending on the season. Between January and May, the Company generally utilizes a ten-hour work day four days a week at its plants. In June, the work week expands to five days and peaks in November at six days. From June through December, daily output from all facilities is approximately 100-125 Fun Karts. Management believes that with limited renovation of its current facilities, the Company will be able to meet projected increased customer demand for the Company's products for the foreseeable future. Additional labor at reasonable costs is readily available in the vicinity of the Company's manufacturing facilities.

         The Fun Karts manufacturing process is primarily one of welding and assembly at various work stations. The Company buys directly from mills both pre-cut and uncut tubular steel used in the manufacturing of the frames. Since the price differential between pre-cut and uncut tubular steel is relatively small, it is more cost-effective, particularly for pieces that are certain not to change, to purchase pre-cut tubular steel. The steel is cut and bent during the manufacturing process to the frame specifications for the Company's various Fun Kart models. Most of the other Fun Karts component parts, including engines, wheels, tires, seats, steering wheels, steering tie rods and miscellaneous parts, are purchased from various domestic vendors. The Company depends on Tecumseh, Briggs & Stratton and Honda for its engines, and the loss of all of these vendors may cause the Company to experience a temporary delay in the production of the Company's Fun Karts. The Company believes other engine vendors and suppliers of other component parts necessary for the production of Fun Karts are readily available.

Quality Control, Warranties and Service

         The Company adheres to strict quality standards and continuously refines its production procedures to increase productivity and reduce warranty claims. Each Fun Kart is inspected and numbered during assembly for compliance with certain quality control standards. The Company provides the purchaser of its Fun Karts with a 90-day limited warranty against certain manufacturing defects in the Fun Kart's construction. There are also direct warranties that are provided by the manufacturer of the engine and certain component parts. The Company's Fun Karts are usually serviced by the dealers. The Company has not historically incurred any significant warranty claims and have never had a recall of any of its products.

Patents and Proprietary Technology

         The Company does not own any patents, trademarks or service marks. However, Charles Brister, President, Chief Executive Officer and a director of the Company, owns certain patents and trademarks which are licensed to the Company and which allows the Company to use certain brand names and utilize the automatic throttle override system ("ATOS") on its Fun Karts.

         In 1997, the Company and Mr. Brister entered into an agreement which provided for an initial $10,000 license fee and a royalty payment of $1.00 for each Company Fun Kart on which the ATOS was installed. During the second and third year of the agreement, the Company agreed to pay a royalty payment of $1.00 for each Company Fun Kart on which the ATOS was installed or $20,000 annually whichever is greater. In 1998, the Company paid Mr. Brister $10,000 for the initial license fee and owes Mr. Brister $20,000 for 1998 royalties under the agreement.

         The Company, in October 1998, entered into a license agreement with Mr. Daniel Smock, former owner of Straight Line, for the exclusive right to manufacture the "SportKarts" product line. The term of the licensing agreement is for the life of the patents applied for by Mr. Smock which are anticipated to expire in the year 2013. Mr. Smock is to be paid a royalty of $10.00 for each Fun Kart which is manufactured, after October 31, 1998, with the design and processes developed by Mr. Smock.

Sales and Marketing

         Sales. The Company primarily relies on a broad and diversified national independent dealer network to sell its Fun Karts. The Company sells directly to approximately 700 dealers located in 40 states, with most dealers concentrated in the Southeast and Southwest regions of the United States. The Company in 1998 sold approximately 30% of its Fun Karts to approximately 250 dealers in Louisiana, Texas, Mississippi and Florida.

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

         While there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other dealers in a limited geographic area surrounding the location of a high volume dealer. Credit terms are typically 2% net 10 days, net 30 days. For dealers who meet certain credit requirements, the Company offers a dealer floor plan financing program through an unaffiliated financial services company. The floor plan agreement may be terminated at any time by the Company or the financial services company with 30 days written notice to the other party and may be terminated by the financial services company upon an event of default by the Company, which includes failure by the Company to pay any amounts owed to the lender when due, cessation of business or bankruptcy of the Company or a material adverse change in the Company's financial condition. The Company, at its option, will allow approved dealers up to 120 days of interest-free financing under the floor plan agreement. The floor plan arrangements require the Company to repurchase units in the event of dealer default. The Company does not currently have any significant contingent liability under the repurchase obligation of the floor plan agreement.

         During 1998, the Company sold approximately 1,400 units to 10 mass merchandisers, which represented approximately 12% of unit sales. Sales to dealers, including lawn and garden stores, motorcycle shops, karts specialty stores, automobile parts dealers and hardware stores, accounted for 79% of the Company's 1998 unit sales. The Company estimates that sales of its products to independent dealers and mass merchandisers will be approximately 60% and 40%, respectively, in 1999. Although the Company believes that sales to mass merchandisers offers a significant growth opportunity, the Company will seek to obtain a reasonable balance between its dealer and mass merchandisers distribution networks and will attempt to avoid a high concentration of sales to any one or group of dealers or mass merchandisers.

         In January 1998, the Company formed a Louisiana limited liability corporation, KINT, L.L.C., as a wholly-owned subsidiary. KINT, doing business as Bird Promotions, was activated during July 1998 for the purpose of organizing a sales and marketing company, focusing on the sale of customized promotional Fun Karts to various national companies. In March 1999, the Company ceased operations within this subsidiary and consolidated the sales and marketing efforts within other operating subsidiaries of the Company.

         The Company has two main modes of delivery to its dealers. The Company delivers directly to Louisiana, Alabama and Mississippi dealers, using Company-owned trucks with trailers that can carry up to 27 Fun Karts. All Louisiana, Alabama and Mississippi delivery routes are designed to be completed during a single day. All other dealers and mass merchandisers receive their Fun Karts by common carrier, freight collect F.O.B. dealer. The Company is committed to achieving a turnaround from order date to shipment of one to two days in the off season, and three to seven days in peak season. Fun Karts are delivered completely assembled, except for the installation of the accompanying safety cages.

         Marketing. The historical marketing strategy of the Company has been to build a broad and diverse independent dealer base, primarily in the Southeast and Southwest regions of the United States, the Company's core markets, by offering safe, high-quality and reliable Fun Karts that are competitively priced and timely delivered. In 1998 the Company added 38 new dealers, three distributors, over 100 independent sales representatives and 10 mass merchandisers to its existing distribution channels. The Company's future marketing efforts are designed to maintain and expand its independent dealer network in the South and West regions of the United States and in foreign markets through direct communications with dealers and assisting them with their selling and marketing efforts with Company-sponsored seminars, discounts or rebate products and advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotion and items for use by dealers. The Company will also seek to increase sales to mass merchandisers with direct communication, engaging additional independent sales representatives and attendance by Company representatives at Fun Kart and industry related trade shows. The Company believes that attendance at trade shows will allow it to promote its products to a diversified group of dealers and mass merchandisers currently targeted by the Company.

         The Company's advertising and promotional materials emphasize the safety-related features built into the Company's Fun Karts. The Company has adopted this advertising strategy in order to promote the concept that it is fun and safe for children to own and operate Fun Karts. The Company intends to increase potential customers' awareness of its products by advertising in youth-oriented magazines; motorcycle, lawn and garden, hardware and outdoor power equipment trade magazines; displaying and promoting the Company's products at NASCAR races and related events; and traditional print, billboard and, to a lesser extent, on television and radio media. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents.

Seasonality

         Most Fun Karts are sold during the last quarter of the calendar year and are typically purchased as Christmas gifts by parents for their children. Sales of Fun Karts are generally the lowest during the first quarter of each year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a major customer could have a material adverse impact on the Company's business, financial condition and results of operations. Traditionally, many dealers have sold Fun Karts only during the Christmas holiday season. Management believes that if its business strategies are successful in 1999 and future years, there will be some mitigation of the historically seasonal nature of the Company's Fun Karts sales.

Customers

         In 1998, approximately 79% of the Company's sales were to its independent dealers and the Company projects that it will sell approximately 60% of its Fun Karts to independent dealers in 1999. No customer accounted for 10% or more of the Company's 1998 sales. The Company does not believe that any one mass merchandiser or any dealer or group of affiliated dealers will account for 10% or more of the Company's 1999 revenues.

Backlog

         The Company typically fills and ships customer orders within 3 to 7 days of receipt of the order and, therefore, maintains no significant backlog.

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

Employees

         As of March 15, 1999, the Company employed approximately 120 employees which are employed on a full-time or part-time basis. Eighteen employees are administration and sales personnel, eight are plant management and supervisory personnel and the remainder are hourly employees involved in manufacturing and shipping. In spite of the seasonal nature of sales, the Company attempts to keep all personnel employed year-round and increases the hours per work week to meet seasonal demand.

         Labor costs for the Company at its manufacturing facilities is comparable to labor costs in its respective markets. The Company's employees are not represented by a union or subject to a collectively bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

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





                                      -12

Business Risk Factors

         Uncertainty of Company's Ability to Continue As a Going Concern. The Company's financial statements (contained elsewhere herein) were prepared assuming that the Company will continue as a going concern. The Company's independent auditor, in its report regarding the Company's financial statements, expressed the fact that the Company has suffered recurring losses from operations and experienced seasonality of product demand which is focused in the last four months of the calendar year which impacts cash flow during the first eight months of the year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and Note B to the Consolidated Financial Statements.

         Operating Losses; Recent Senior Management Turnover. For the years ended December 31, 1998, 1997 and 1996, the Company experienced net losses from operations of approximately $3,930,000, $580,000 and $402,000, respectively, and has utilized cash in operating activities of approximately $3,260,000, $220,000 and $110,000, respectively. Additionally, the Company has experienced senior management turnover in both January 1998 and 1999. The Company's former management was unable to operate the Company's facilities in a manner that would allow the Company to meet demand for product production during the fourth quarter of 1998 and, accordingly, incurred short-term financing from a non-financial institution lender to provide liquidity. Further, former management spent considerable time and financial resources in exploring possible merger or acquisition candidates and the results of these efforts were for the most part unsuccessful and diverted management time and resources from customer demands for product during the Company's heaviest demand period. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities on a timely basis.

         No Assurance of Funding for Additional Capital Requirements. The Company will require additional financing to satisfy working capital and cash flow requirements for its business operations. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing or otherwise maintain adequate liquidity could have a material adverse effect upon the financial condition and results of operations of the Company.

         Substantial Indebtedness; Debt Service Capability. The Company has a substantial amount of long-term and short-term debt under its credit facilities and accounts payable. There can be no assurance that the operations of the Company will generate sufficient cash flows to service such debt. The Company's leverage poses substantial risk in that it could limit the Company's ability to respond to industry changes or economic downturns, as well as its ability to satisfy its funding needs for operations or to raise debt or equity capital.

         Consequences of Default under Credit Facilities. The Company has two lines of credit with a non-financial institution lender for up to $2 million of which approximately $1.5 million was outstanding at December 31, 1998. The lines of credit are secured with the Company's accounts receivable and inventory and are subject to standard affirmative and negative covenants, including maintaining certain levels of working capital and minimum tangible net worth. The credit lines were restructured in March 1999 to further provide that the Company must obtain a minimum of $1.5 million of new equity capital by May 6, 1999. If a violation by the Company of any of the loan covenants occurs or any other default by the Company on its obligations relating to the credit lines, including failure to raise at least $1.5 million of additional equity capital, the lender could declare the then outstanding indebtedness to be immediately due and payable and could foreclose on a significant portion of the Company's assets. Any default under its credit facilities would have a material adverse effect upon the Company's financial condition and results of operation. See "Management's Discussion and Analysis or Plan of Operation."

         Dependence on Key Personnel. The Company's success will depend to a large degree on its ability to retain the services of its existing management and to attract qualified personnel in the future. On January 19, 1999, Charles Brister resumed the office of President and Chief Executive Officer of the Company. The loss of the services of Mr. Brister or any key management personnel or the inability to recruit and retain qualified personnel in the future could have a material adverse effect on the Company's business and results of operations. The Company may obtain key man life insurance policies on the lives of key management personnel, with the proceeds of the policies to be payable to the Company. While management of the Company believes that any such policy proceeds would help the Company recruit and compensate replacements for such individuals, there can be no assurance that any such proceeds would offset any resulting financial impact of the death of any key management personnel.

         Dependence on Product Development and Modification and Market Acceptance. The Company's continued growth is dependent upon increased consumer awareness and acceptance of the Company's existing and new products. No assurances can be given that the Company will be able to successfully develop new products, modify existing products or that any new or modified products will meet with consumer acceptance in the marketplace or that the Company's current products will receive continued or increased consumer acceptance. No assurance can be given that the Company's existing products will continue to be sold at acceptable margin levels or that the Company will be able to develop, manufacture and distribute new products at acceptable margin levels.

         Dependence on License Agreement with Executive Officer. Mr. Charles Brister, President, Chief Executive, a director and principal stockholder of the Company, owns certain patents, technology and trademarks which are licensed to the Company, which allows the Company to use certain brand names and utilize the automatic throttle override system on its Fun Karts. The Brister license agreement expires March 15, 2000. The termination of the license agreement with Mr. Brister prior to its term would have an adverse effect upon the Company's ability to produce its current line of Fun Karts. Furthermore, there can be no assurance that if the license agreement is terminated prior to its initial term that the Company could find suitable substitutions for the licensed items and technology or that its Fun Karts, produced without the licensed items and technology, would receive the same market acceptance. Also, there is no assurance that the technology licensed to the Company, or that the Company might license in the future, will quickly become obsolete due to the development of other, more advanced technology by competitors of the Company.

         Dependence upon Company's Ability to Manage Growth and Expansion. The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. Any measurable growth in the Company's business will result in additional demands on its management, administrative, operation, financial and technical resources. There can be no assurance that the Company will be able to successfully address these additional demands. There also can be no assurance that the Company's operating and financial control systems will be adequate to support its future operations and anticipated growth. Failure to manage the Company's growth properly could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company may also seek additional acquisitions of related businesses that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate, finance or integrate such acquired properties or businesses into current operations. Furthermore, such an acquisition could cause a diversion of management's time and resources. There can be no assurance that a given acquisition, when consummated, would not materially adversely effect the Company's business and results of operations.

         The Year 2000 Issue. The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company does not believe that the year 2000 issue will have a material effect on its network, computer systems or operations; however, it will continue to assess the potential impact of the year 2000 issue. Any failure of the Company to become year 2000 compliant on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations, including, without limitation, a complete failure or degradation of the performance of the Company's network or other systems. To the extent that the Company relies on external vendors and network providers with year 2000 exposure, any failure by such third-party providers to resolve any year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. The Company is evaluating such providers in relation to the year 2000 issue, and furthermore, the Company has no control over whether its third-party providers are, or will be, year 2000 compliant. Any failure on the part of such third-party providers to become year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. In the event the Company encounters year 2000 problems, it would expect to take all necessary measures to address such problems.

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

         Potential Product Liability and Insurance Limits. The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $5 million occurrence basis product liability insurance with a $25,000 self-insured retention and $6 million maximum per occurrence coverage. The Company has 10 pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

         Pending Litigation. In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. On February 4, 1997 a lawsuit was filed in a Mississippi state court against the Company, Brister's and an unaffiliated insurance broker by the Company's insurance underwriter to have insurance coverage declared as null and void for an alleged material misrepresentation on the insurance application. This action arose as a result of the payment in 1997 by the insurance underwriter of $700,000 in settlement of a product liability lawsuit against Brister's and other defendants. A summary judgement was recently granted in favor of the Company dismissing the insurance underwriter's claim. The insurance underwriter has appealed the matter to the U.S. Fifth Circuit Court of Appeals and if the appeal is successful and the insurance underwriter is awarded a judgement for damages against the Company, such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings."

         Possible Delisting of Securities from Nasdaq SmallCap Market and Risks of Common Stock Trading Below $5.00 Per Share. On February 17, 1999, Nasdaq advised the Company that its shares of Common Stock failed to maintain a closing bid price per share of at least $1.00. To be eligible for continued listing on the Nasdaq SmallCap Market, the Company's shares of Common Stock must maintain a minimum price of $1.00 per share. The Company has until May 17, 1999 to regain compliance with the minimum bid price requirement. If at any time during such period the closing bid price of the Common Stock is at least $1.00 per share for a minimum of ten consecutive trading days, the Company will have complied with the minimum bid price requirement. However, if the Company is unable to demonstrate compliance, with the minimum $1.00 per share bid price on or before May 17, 1999, the Company's securities will be subject to delisting. To stay the delisting, the Company may request a hearing by the close of business on May 17, 1999. At such hearing, the Company will be given an opportunity to present its plans for achieving compliance with the minimum bid price requirement. Such plan may include a reverse split of its Common Stock. The Company may be delisted during such period for failure to maintain compliance with any other listing requirement for which it is currently on notice or which occurs during the period.

         If the Company is unable in the future to satisfy the requirements for continued quotation on Nasdaq SmallCap Market, trading in the Company's Common Stock and Warrants would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets" or on the NASD Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's Common Stock and Warrants. In addition, if the Common Stock and Warrants are suspended or terminated from Nasdaq SmallCap Market and at such time the Common Stock has a market price of less than $5.00 per share, then the sale of such securities would become subject to certain regulations adopted by the Commission which imposes sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document which discloses the risks of investing in the Company's Common Stock and Warrants. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in the security. Accordingly, if the Company's Common Stock and Warrants are suspended or terminated from Nasdaq SmallCap Market and the Common Stock is trading for less than $5.00 per share, the Commission's rules may limit the number of potential purchasers of the securities.


ITEM 2.     PROPERTIES

Facilities

         The following table sets forth information concerning the Company's facilities:

                            Date Leased                                   Expiration of       Approximate
          Location          or Acquired             Description            Lease Term       Square Footage
-----------------------   --------------   ----------------------------  ----------------  ----------------

Roseland, Louisiana            1998        Corporate Offices(1)               2000               2,400
Roseland Louisiana             1996        Manufacturing facility(1)          2000              48,000
Prattville, Alabama            1996        Manufacturing facility              (2)              20,000
Milford, Michigan               (3)        Manufacturing facility              (3)              17,500


-----------------
(1) The Company and Charles Brister, President, Chief Executive Officer and a director of the Company, have entered into a Real Estate Option Right of First Refusal Agreement which provides that the Company may, at its sole option, purchase the Roseland facility from Mr. Brister for $550,000. The option expires on December 31, 2000. The Company and Mr. Brister have entered into a lease agreement, which expires in 2000, for this facility, which includes the corporate offices. The monthly lease payment is $6,025 with certain adjustments. The Company believes these terms are comparable to existing market rates in the region. The Company in 1998 spent approximately $293,000 for leasehold improvements at the Roseland manufacturing facility and added approximately 2,400 square feet of additional executive office space at a cost of approximately $145,000. See "Certain Relationships and Related Transactions."
(2) The Prattville facility is situated on a two-acre tract of land owned by the Company. This property is subject to a mortgage held by a financial institution with a principal balance of approximately $217,000 at December 31, 1998 with interest at the financial institution's commercial base rate. The Company is obligated to make monthly payments of principal and interest of $2,626 until 2010. The Company in 1998 spent approximately $104,000 for building improvements at the Prattville facility.
(3) The Milford facility is currently on a month-to-month basis at approximately $5,600 per month.


ITEM 3.    LEGAL PROCEEDINGS

         The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $5 million occurrence basis product liability insurance with a $25,000 self-insured retention and $6 million maximum per occurrence coverage. The Company has 10 pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

         In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and, except as discussed below, the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

         On February 4, 1997 a lawsuit was filed in Federal District Court in New Orleans, Louisiana against the Company, Brister's and an unaffiliated insurance broker by the Company's insurance underwriter to have insurance coverage declared as null and void for an alleged material misrepresentation on the insurance application. This action arose as a result of the payment in 1997 by the insurance underwriter of $700,000 in settlement of a product liability lawsuit against Brister's and other defendants. A summary judgment was recently granted in favor of the Company dismissing the insurance underwriter's claim. The insurance underwriter has appealed the matter to the U.S. Fifth Circuit Court of Appeals. If the insurance underwriter is successful in this appeal, and is awarded a judgement for damages against the Company and Brister's, such judgment could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1998 or the first quarter of fiscal 1999.

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

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



                                              Common Stock                       Warrants
                                              Bid Price(1)                       Bid Price
                                              ------------      ---------       -----------      -------
Calendar Year 1999                                 Low             High             Low            High
------------------
First Quarter (through March 18, 1999)           $0.44            $0.88           $0.16           $0.31

                                              Common Stock                       Warrants
                                              Bid Price(1)                       Bid Price
                                              ------------      ---------       -----------      -------
Calendar Year 1998                                 Low             High             Low            High
------------------
First Quarter                                    $2.75            $3.75           $0.56           $1.19
Second Quarter                                   $1.94            $3.63           $0.50           $0.88
Third Quarter                                    $1.38            $3.38           $0.25           $0.69
Fourth Quarter                                   $0.28            $1.88           $0.06           $0.25

                                              Common Stock                       Warrants
                                              Bid Price(1)                       Bid Price
                                              ------------      ---------       -----------      -------
Calendar Year 1997                                 Low             High             Low            High
------------------
First Quarter                                    $4.13            $4.88            --               --
Second Quarter                                   $4.00            $4.50            --               --
Third Quarter(2)                                 $4.00            $5.38           $1.00           $1.50
Fourth Quarter                                   $3.00            $4.75           $0.69           $1.25

                                              Common Stock
                                                Bid Price
                                              ------------
Calendar Year 1996                                 Low            High
------------------                            ------------     ---------
Second Quarter(3)                                 $5.63           $5.63
Third Quarter                                     $4.13           $5.63
Fourth Quarter                                    $4.13           $4.88

-------------
(1) Prices have been adjusted to reflect a two-for-three reverse stock split of the Company's Common Stock effective March 24, 1997.
(2) The Common Stock and Warrants began trading on the Nasdaq SmallCap Market under the symbols "KINT" and "KINTW", respectively, on September 9, 1997.
(3) The Common Stock traded on the NASD Electronic Bulletin Board from June 27, 1996 to September 9, 1997.

         On March 23, 1999, the closing bid and ask prices for the Common Stock were $.50 and $.63, respectively, per share and the closing bid and ask prices for the Warrants were each $.06 per Warrant. As of March 23, 1999, 5,574,298 shares of Common Stock were issued and outstanding and 1,782,500 Warrants were outstanding.

         Holders. As of March 23, 1999, there were approximately 550 record and beneficial holders of the Company's Common Stock and approximately 300 record and beneficial holders of the Warrants.

         Dividends. The Company has not paid or declared any dividends with respect to its Common Stock nor does it anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors of the Company and will depend, among other things, on the Company's earnings, if any, its financial requirements for future operations and growth and such other facts as the Company may then deem appropriate. The Company has agreed that, until September 1999, without the consent of the representative of the underwriters of its 1997 public offering of securities, it shall not redeem or issue any of its securities or pay any dividends, or make any other cash distributions in respect of its securities, in excess of the amount of the Company's current or retained earnings. The Company may issue shares of preferred stock in the future which may contain restrictions on the payment of dividends.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Regarding Forward-Looking Information

         This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Overview

         The Company is in the business of manufacturing and marketing Fun Karts for the consumer market. In March 1996, the Company acquired Brister's, a Fun Kart manufacturer, from Charles Brister, President, Chief Executive Officer, director and principal stockholder of the Company, for $6.3 million. In November 1996, the Company acquired USA, a Fun Kart manufacturer located in Alabama, from four USA stockholders for $1,000,000.

         In September 1997, the Company consummated a public offering whereby the Company sold an aggregate of 1,550,000 shares of Common Stock at a price of $4.00 per share, and 1,550,000 Warrants at $0.125 per Warrant ("1997 Public Offering"). Each Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 per share until September 9, 2002.
The Warrants are redeemable by the Company at a redemption price of $0.01 per Warrant, at any time upon thirty (30) days written notice to the Warrant holders, if the average closing price of the Common Stock equals or exceeds $8.00 per share of Common Stock for the 20 consecutive trading days ending three days prior to the date of the notice of redemption.

         The Company received net proceeds of approximately $5,017,650 from the sale of the securities offered in the 1997 Public Offering after payment of offering expenses and underwriting discounts and commissions. Proceeds from the

1997 Public Offering were used as follows: (i) $2,250,000 for the repayment of indebtedness, including payment to Mr. Brister for a portion of the purchase price for Brister's; (ii) $625,000 for the redemption of the Company's then outstanding Convertible Preferred Stock; (iii) $48,000 for a financial advising fee payable to J.P. Turner & Company, L.L.C., the representative of the underwriters of the 1997 Public Offering; (iv) $200,000 for product development;
(v) $400,000 for advertising and marketing expenses; and (vi) the remaining approximately $1,700,000 for working capital purposes.

         Under the terms of the 1997 Public Offering, the underwriters were granted an over-allotment option to purchase 232,500 additional shares of Common Stock and 232,500 additional Warrants. The over-allotment option was exercised and the transaction closed in October 1997, with the Company selling to the underwriters an additional 232,500 shares of Common Stock for $4.00 per share and 232,500 additional Warrants for $0.125 per Warrant for net proceeds of approximately $834,385 after payment of offering expenses and underwriting discounts and commissions. Net proceeds from the exercise of the over-allotment option was used for working capital purposes.

         On October 27, 1998, the Company purchased 100.0% of the issued and outstanding stock of Straight Line Manufacturing, Inc. (a Michigan corporation) (Straight Line) for a total purchase price of approximately $400,000. The acquisition was effective at the close of business on October 31, 1998. The purchase price was paid with 182,648 shares of restricted, unregistered Common Stock of the Company. Straight Line was incorporated as a Michigan corporation on August 1, 1997 as the successor to a sole proprietorship. Straight Line is in the business of manufacturing and marketing large, full suspension "fun karts" for the consumer market.

         The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective years ended December 31, 1998 and 1997. The Company consummated the acquisition of Straight Line effective as of the close of business on October 31, 1998. Accordingly, the Company's consolidated results of operations for the year ended December 31, 1998 includes the operating results of Straight Line from the effective acquisition date through the end of the year.

         The following discussion reflects historical consolidated financial data for the periods as indicated below.

Results of Operations

         Year Ended December 31, 1998 as compared to Year Ended December 31, 1997. The Company reported revenues of approximately $8.2 million for the year ended December 31, 1998 compared to $7.6 million for year ended December 31, 1997, a 7.9% increase. These results continue to reflect weak product demand during the first half of the each fiscal year due primarily to seasonality of sales. The Company manufactured approximately 2,500 go-karts, mainly during the second and third quarters, for a competitor in an attempt to mitigate some of the seasonality of the Company's manufacturing operations. While the Company does not anticipate manufacturing go-karts for competitor(s) in future periods, other contract manufacturing is anticipated in future periods to attempt to better utilize the Company's facilities and equipment during the first half of the year. Additionally, the Company is continuing to expand its sales to mass merchandisers whose demand is less seasonal in an effort to improve its sales during traditional slow demand periods.

         The Company incurred cost of sales of $8.8 million and $6.0 million in 1998 and 1997, respectively. This resulted in gross profit/(loss) of approximately ($0.6 million) for the year ended December 31, 1998 and $1.6 million for the year ended December 31, 1997. Gross profit for the year ended December 31, 1998 was adversely affected by underpricing the Company's new product lines, extending additional pricing discount terms in order to establish the Company's products with new mass merchandisers, inefficient purchasing of materials and the write-off of obsolete inventory which was caused by design changes to the Company's product lines. Cost of sales in 1998 was also negatively effected by unfavorable labor variances of approximately $650,000 due to the labor inefficiencies associated with the introduction of several new products at Brister's and USA Industries, employee turnover, ineffective scheduling of the workforce and overtime payments. Other direct costs increased approximately $1.0 million to $2.0 million for year ended December 31, 1998 compared to $1.0 million in 1997. Freight expense, one of the significant components of other direct costs, increased approximately $200,000 in 1998 verses 1997. The increase was due to design changes in the product line that reduced the number of units that comprised a truckload quantity and the Company's inability to ship complete orders which were prepaid by customers. These changes and operating inefficiencies caused the Company to incur additional freight expense when units to complete a customer's order had to be shipped separately. Other direct costs increased by approximately $135,000 due to the inclusion of the operating results of Straight Line and KINT LLC.

         Selling, general and administrative expenses totaled approximately $3.4 million for the year ended December 31, 1998 compared to approximately $2.1 million for the year ended December 31, 1997. Selling expenses accounted for approximately $160,000 of the increase over the prior year largely due to the additional commission expense paid to independent manufacturers representative organizations which were added to the Company's sales force during 1998 and the addition of a sales/marketing executive at the Company's USA subsidiary. Professional fees and travel expenses increased approximately $120,000 and $160,000, respectively, over the prior year as a result of increased acquisition activity subsequently abandoned, increased travel resulting from expansion of the Company's sales territory and the relocation and temporary living expenses of several non-Louisiana based executives and management personnel. Salary expense increased approximately $285,000 due to the Company's addition of several administrative and operational professionals and the inclusion of salaries at the Straight Line and KINT LLC subsidiaries. Included in the Company's operating expenses for the year ended December 31, 1998 was a one-time non-cash charge of approximately $413,000 related to the release of shares that had been held in escrow to settle a contingency associated with the Company's 1996 private offering of securities.

         Other income (expense) totaled approximately $(6.1 million) for the year ended December 31, 1998, a $5.5 million change from the 1997 total of $(0.6 million). The increase in expense is largely attributable to a one-time charge to operations of approximately $5.8 million to recognize the impairment of future recoverability of goodwill. As a result of this action, the Company will not incur any charges to operations for amortization of goodwill in future periods. Additionally, the Company charged to operations approximately $289,000 to establish a reserve for an anticipated 1999 relocation of some of its subsidiary operations and reorganizing its management team during the year ended December 31, 1998. This increase in expenses was slightly offset by a decrease in interest expense from approximately $508,000 for the year ended December 31, 1997 to approximately $92,000 for the same period in 1998. The reduction in interest expense is due to the retirement of approximately $2.2 million of debt in late 1997 using the proceeds from the Company's 1997 public stock offering.

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

         Selling, general and administrative expenses were approximately $2,149,000 for the year ended December 31, 1997 as compared to approximately $2,571,000, including the one-time only non-cash charge of approximately $1,008,000 to earnings for the "fair value" recognition on Common Stock sold or issued to Halter Financial Group, Inc. ("HFG"). Timothy P. Halter, an officer and director of the Company, is the President and sole shareholder of HFG. The increase in comparable expenses between 1997 and 1996 was approximately $1,430,000. This increase was attributable to increases in advertising and marketing costs, current year research and development costs and general corporate overhead expenses related to the growth and maturation of the Company's operations and amortization of goodwill incurred at the respective acquisitions of Brister's and USA. Further, the 1997 financial statements reflect the initial full year ownership of both Brister's and USA as compared to only the respective operations of Brister's and USA from their respective acquisition dates during 1996. Management has identified these costs for constant monitoring and is taking steps to control expenditures at anticipated constant or lower levels for future periods.

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

         Additional Operations Information. The Company currently has 10 product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. There is no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $6,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

Seasonality

         The Company experiences significant seasonality in its sales pattern with only approximately 21% of its revenue recognized in the first half of the year. Sales of Fun Karts are generally the lowest during the first quarter of each calendar year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and its current on-going discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a large volume dealer or mass merchandiser could have a material adverse impact on the Company's business, financial condition and results of operations.

         Traditionally, many of the Company's dealers have sold Fun Karts only during the Christmas holiday season. Recent market growth can be attributed to some of these dealers beginning to sell Fun Karts on a year round basis and to an increasing number of mass merchandisers who sell karts. Since mass merchandisers are not typically constrained by the limited floor space that tend to force the dealers into seasonal purchasing of karts, the Company intends to increase mass merchandiser sales to mitigate the highly seasonal buying pattern of its traditional dealer base. Additionally, the Company expects its contract manufacturing of concession karts, typically ordered in the first and second quarters, to further help utilize excess capacity in the first half of the year. The Company also intends to offset the seasonal aspects of its current business operations through acquisition of manufacturers or introduction of new product lines that are compatible with the Company's business objectives and offer product diversity which have either year round demand or that are counter-seasonal to its existing product lines.

Liquidity and Capital Resources

         At December 31, 1998, the Company had negative working capital of approximately $(392,000) as compared to positive working capital of approximately $4.06 million at December 31, 1997. The Company experienced negative cash flow from operations of approximately $3,213,000 and $224,000 for calendar 1998 and 1997, respectively. This deficiency during 1998 was principally caused by significant increases in trade accounts receivable and excess inventory purchases for anticipated sales to mass merchandisers. The change in accounts receivable balances was attributable to a condition imposed on the Company by its non-financial institution lender whereby all accounts receivable were maintained by the Company as collateral on the related line of credit instead of being liquidated by Company sponsored dealer floor plan financing provided through Transamerica Business Finance Co. In prior periods, approved dealers had purchases of Company products financed through Transamerica with the Company participating in the related finance charges as a sales tool. The use of Transamerica caused approved dealer floor plan purchases to be paid within 15 business days of shipment by the Company. Further, the Transamerica situation effectively transferred all credit risk from the Company to Transamerica whereby the Company was only conditionally and contingently liable for qualified sales to dealers in the event of default or late payment by the dealer. Effective March 9, 1999, the Company's primary lender agreed to allow the Company to utilize the Transamerica program for its qualified sales to dealers in future periods.

         During the year ended December 31, 1998, the Company expended cash of approximately $747,000 on capital improvements consisting of renovation of manufacturing facilities, leasehold improvements, equipment and the expansion and relocation of its corporate offices to Roseland, Louisiana. Additional cash expenditures, aggregating approximately $156,000, were made for (i) expenses related to the acquisition of the Company's Straight Line subsidiary, (ii) the initial payment on a covenant not to compete executed by the former sole shareholder of Straight Line and (iii) to partially fund the acquisition of the Option to acquire Andretti.

         During the year ended December 31, 1997, the Company expended approximately $477,000 for capital assets and/or improvements, including the purchase of a powder paint system and tube bending machine for its manufacturing facility in Prattville, Alabama.

         Additionally, the Company used, in 1997, the net proceeds from the 1997 Public Offering to repay $2.2 million in long-term indebtedness, the $300,000 Brister's credit facility with a financial institution and to support the Company's fixed asset programs and research and development efforts.

         The 1998 cash consumption by operating and investing activities was funded from available cash reserves carried forward from prior periods and the infusion of approximately $1.5 million in cash from advances on the Company's two lines of credit, aggregating $2 million in available credit, from KBK Financial, Inc., a non-financial institution lender ("KBK"). In February 1999, KBK notified the Company of certain defaults on the various covenants contained in the Company's loan agreement with KBK. On March 8, 1999, KBK granted the Company a written waiver of the notified defaults. On March 9, 1999, the Company and KBK executed an amendment to the Company's loan agreement, which provided among other conditions, that the Company must obtain a minimum of $1.5 million of new equity capital by May 6, 1999. If a violation by the Company of any of the loan covenants occurs or any other default by the Company on its obligations under these credit lines, including failure to raise the $1.5 million in new equity capital, the lender could, at its sole discretion, declare the then outstanding indebtedness to be immediately due and payable. The lender could then foreclose on a significant portion of the Company's assets, which would have a material adverse effect on the Company's financial condition and operations.

         The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

         To mitigate the Company's negative cash flow from operations, management has taken the following actions to stabilize the Company's financial position for future periods: (i) initiated plans to consolidate the sales and marketing operations of KINT, which focused on the sale of customized promotional "fun karts" to various national companies, into existing functions within the Company; (ii) initiated plans to relocate and/or consolidate Straight Line manufacturing or sales activities within other existing facilities of the Company; (iii) initiated cost control measures related to the use of direct labor and material purchasing to maximize the utilization of overstocked inventory positions that existed at December 31, 1998; (iv) terminated excess management and supervisory personnel and reorganized Company management and operational teams along consolidated Company lines rather than individual operating subsidiary lines and (v) is reevaluating its product lines, costs of manufacture, selling prices and customer relations to maximize unit sales and gross profitability during the Company's slower sales seasons of the calendar year. Management has also initiated plans to raise additional capital through the sale of equity securities to provide additional working capital and to improve liquidity.

         Management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

         The Company's acquisition strategy is subject to the availability of financial resources. The Company is currently dependent upon the proceeds from additional financings, including receiving proceeds from the future exercise of the Warrants of which there can be no assurance, to facilitate a major acquisition. The Company may also need additional financing to achieve full implementation of its long-term growth strategy and for working capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms.

Year 2000 Modifications

         The year 2000 date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems including its main computer hardware and software, its personal computers= hardware and software and associated peripheral devices and general telecommunication systems. In addition, the Company has held discussions with its software supplier with respect to the year 2000 date change. The Company believes that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company anticipates it will have all remedies in place by the end of the third quarter of 1999.

         The Company does not expect the costs associated with the Year 2000 compliance to have a material effect on its financial position or its results of operations. There can be no assurance until the year 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers and other business partners will function adequately.

Other Matters

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (ASFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 (AAPB No. 15"). Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The adoption of SFAS 128 did not have a significant impact on the Company's reported EPS.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosures of Information About Capital Structure (ASFAS 129") which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expect to have a significant impact on the consolidated financial statements of the Company. SFAS 129 is effective for financial statements ending after December 15, 1997.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (ASFAS 130") which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company did not experience a material impact to its consolidated financial statements presentation upon adoption of this standard.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (ASFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the related disclosures about products and services, geographic areas and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for annual periods beginning after December 15, 1997. The Company did not experience a material impact to its consolidated financial statements presentation upon adoption of this standard.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and executive officers of the Company:


         Name                           Age        Position
         ----                           ---        --------

         Timothy P. Halter              32         Chairman, Secretary and Director

         Charles Brister(1)(2)          46         President, Chief Executive Officer and Director

         Richard N. Jones               46         Vice President, Administration and Chief
                                                   Financial Officer

         Lawrence E. Schwall, III       36         Vice President, Sales and Marketing

         Joseph R. Mannes(2)            40         Director

         Ronald C. Morgan(1)(2)         51         Director

         Gary C. Evans(1)               42         Director

-----------------
(1)      Members of the Company's Compensation Committee.
(2)      Members of the Company's Audit Committee.

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

         Timothy P. Halter has been Secretary and a director of the Company since February 1996, and Chairman since February 1998. Since May 1995, Mr. Halter has served as President of Halter Financial Group, Inc., a Dallas, Texas based financial consulting firm. From 1991 to 1995, Mr. Halter was President of Halter Capital Corporation, a diversified holding company. Mr. Halter also serves on the Board of Directors of Duncanville National Bank, located in Duncanville, Texas.

         Charles Brister is President and Chief Executive Officer of the Company and has served in this capacity since January 1999. He previously served as President and Chief Executive Officer of Brister's from 1986 to April 1996. He has been a Director of the Company since March 1996.

         Richard N. Jones is Vice President, Administration and the Chief Financial Officer of the Company. Mr. Jones joined the Company in October 1998 and was elected to his current positions in March 1999. From January 1996 to October 1998, Mr. Jones served as Vice President B Manufacturing and Treasurer for Andretti, a manufacturer of concession go-karts. From June 1991 to January

1996, Mr. Jones was the Chief Financial Officer for Apogee Plastic Technologies, Inc., a vertically integrated plastic manufacturer that supplied computer and communication enclosures for IBM, Motorola, Texas Instruments and other customers. From February 1978 to April 1991, Mr. Jones worked for Hughes Supply, Inc., a NYSE listed manufacturer and wholesale distributor of electrical, plumbing and HVAC equipment and supplies. During his tenure as Corporate Controller, he was involved in both a secondary public offering and a convertible debenture offering, as well as numerous acquisitions. Mr. Jones graduated with a BSBA from the University of Central Florida in 1978.

         Lawrence E. Schwall, III, is the Vice President, Sales and Marketing of the Company and has served in this capacity since January 1997. Mr. Schwall's responsibilities include overseeing the development of the Company's sales and marketing strategies, market forecasting, and the development and presentation of product knowledge seminars for the Company's dealers and mass merchandisers. From December 1995 to January 1997, Mr. Schwall served as Territory Manager C Commercial Lawn and Garden Dealers for Homelite, Inc., a subsidiary of Deere & Co. Homelite, Inc. is a manufacturer of hand-held products. While with Homelite, Inc., Mr. Schwall was responsible for producing training seminars for the company's customers. From August 1987 to December 1995, Mr. Schwall was OEM Engine Sales Manager for Delta Power, Inc. and was responsible for the sale and marketing of engines to existing customers and prospective accounts throughout the southern region of the United States. Mr. Schwall also served with the industrial division of Briggs & Stratton as communications liaison for Delta Power, Inc.

         Joseph R. Mannes has been a director of the Company since July 1996, and since October 1998 has been Chief Financial Officer and Secretary of Clearwire Technologies, Inc., a company offering broadband wireless Internet connectivity. From February 1996 until October 1998 was the Chief Financial Officer, Secretary and Treasurer of Interactive Creations Incorporated ("ICI"), and subsequently was General Manager of I-Magic Online (its successor company) a corporation offering real-time internet gaming services. From 1987 until joining ICI, Mr. Mannes was First Vice President in the Corporate Finance Department of Rauscher Pierce Refsnes, Inc., a Dallas, Texas stock brokerage company. From 1982 to 1987, Mr. Mannes was in the commercial lending division of the First National Bank of Boston, where he attained the position of Assistant Vice President. Mr. Mannes worked in both the Special Industry Group and the High Technology Group at First National Bank of Boston. Mr. Mannes graduated with an MBA in Accounting and Finance from the Wharton School, Graduate Division, of the University of Pennsylvania in 1982 and an A.B. from Dartmouth College in 1980. Mr. Mannes is a Chartered Financial Analyst.

         Ronald C. Morgan has been a director of the Company since July 1996. Since June 1980, Mr. Morgan has served as Chief Operating Officer, Executive Vice President and Director of The Leather Factory, Inc., an AMEX listed company ("TLF"). Mr. Morgan was a co-founder of TLF. Mr. Morgan was employed by the Tandy Leather Company for ten years prior to 1980, eventually attaining the position of Vice-President C Eastern Division. Mr. Morgan received a B.S. degree from West Texas State University.

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

Section 16(a) Beneficial Ownership Report Compliance

         The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder of the Common Stock which would require the filing of any report pursuant to
Section 16(a) that was not filed by the Company.


ITEM 10.     EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, by the Company to its Chief Executive Officer. No other executive officer of the Company received remuneration in excess of $100,000 during the referenced periods. Certain compensation related tables required to be reported have been omitted since no applicable compensation was awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.


                           Summary Compensation Table


                                                    Annual Compensation             Long-Term Compensation
                                        ---------------------------------------- --------------------------------
                                                                                         Awards
                                                                                        --------

                                                                                                      Securities
                                                                    Other Annual      Restricted      Underlying
Name/Title                                 Year     Salary/Bonus    Compensation     Stock Awards    Options/SARs
----------                                 ----     ------------    ------------     ------------    ------------
Robert M. Aubrey, former President
  and Chief Executive Officer(1)           1998       $140,625       $22,825(2)          -0-            200,000

V. Lynn Graybill, former Chairman of
  the Board, Chief Executive Officer       1997       $131,250          $ -0-            -0-              -0-
  and President(3)                         1996       $ 121,731      $15,000(4)          -0-              -0-


-----------------------
(1) Effective January 13, 1999, Robert M. Aubrey resigned as President, Chief Executive Officer and a member of the Board of Directors of the Company. See "C Employment Agreements and Related Matters."
(2)  Principally housing and transportation allowance.
(3) Effective January 15, 1998, V. Lynn Graybill resigned as Chairman of the Board, Chief Executive Officer and President of the Company. See "C Employment Agreements and Related Matters."
(4) Represents a signing bonus equal to 10% of Mr. Graybill's base salary, which was paid by issuing Mr. Graybill 140,000 restricted shares of Common Stock of the Company.

Employment Agreements and Related Matters

         In January 1999, Charles Brister was elected President and Chief Executive Officer of the Company. He will receive an annual salary of $150,000 to be paid at the end of the year in shares of the Company's Common Stock based on a formula to be determined by the Board of Directors. Mr. Timothy P. Halter, Chairman of the Board, has agreed to defer his $5,000 monthly compensation until year end. He may accept payment of his compensation in shares of the Company's Common Stock, subject to the approval of the Board of Directors.

         Effective January 30, 1998, the Company entered into three-year Employment Agreement (the "Employment Agreement") with Robert M. Aubrey, whereby Mr. Aubrey agreed to serve as President and Chief Executive Officer of the Company. The Employment Agreement provided Mr. Aubrey with an annual base salary of $150,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.25 per share. See "C Stock Options."

         Effective January 13, 1999, Robert M. Aubrey resigned as President, Chief Executive Officer and as a director of the Company. On January 20, 1999, the Company and Mr. Aubrey entered into a Settlement Agreement and Full and Final Release of All Claims (the "Aubrey Agreement") for the purpose of satisfying and discharging all obligations of the Company to Mr. Aubrey under the Employment Agreement. The Aubrey Agreement provides that the Company shall forgive up to $19,000 of non-reimbursable expenses incurred by Mr. Aubrey and pay to Mr. Aubrey one week of earned vacation. In consideration for the foregoing, Mr. Aubrey agreed to adhere to the non-competition and non-solicitation covenants set forth in the Employment Agreement until January 13, 2001. As part of his separation from the Company, the Company issued to Mr. Aubrey options to purchase 15,000 shares of Common Stock at an option exercise price of $1.06 per share which options were granted to replace the options to purchase 200,000 shares of Common Stock that were canceled at separation. The options are vested and expire on January 20, 2004.

         In January 1998, V. Lynn Graybill resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The Company and Mr. Graybill entered into a Mutual Release and Separation Agreement, dated January 15, 1998 (the AGraybill Agreement"), for the purpose of satisfying and discharging all obligations of the Company to Mr. Graybill under the terms of Mr. Graybill's Employment Agreement, dated March 15, 1996. Under the terms of the Graybill Agreement, the Company paid to Mr. Graybill a one time payment of $208,100 (the "Severance Amount"). As additional consideration for the Severance Amount, Mr. Graybill agreed to adhere to the non-competition and non-solicitation covenants contained in his Employment Agreement until January 15, 2001.

         To provide for continuity of management, the Company may enter into employment agreements with other members of its executive management staff.

Stock Options

         In July 1996, the Company issued to 30 employees, who were neither officers nor directors of the Company, options to purchase an aggregate of 59,355 shares of Common Stock at an exercise price of $5.63 per share, which options are currently exercisable and expire at various times during 2001.

         In January 1997, the Company issued to an officer of the Company options to purchase 6,667 shares of Common Stock at an exercise price of $4.875 per share, which options are exercisable and expire on January 30, 2002. The Company also issued to employees, who were neither officers nor directors of the Company, options to purchase an aggregate of 52,670 shares of Common Stock at an exercise price of $4.875 per share, which options are also exercisable and expire on January 30, 2002.

         During the fiscal year ended December 31, 1998, the Company granted to certain of its employees options to purchase an aggregate of 265,000 shares of Common Stock at exercise prices ranging from $1.06 to $3.50 per share, which options expire periodically from January 31 to December 31, 2003. Of the total number of options issued during fiscal 1998, options to purchase 200,000 shares of Common Stock were issued to Robert M. Aubrey, which options were canceled upon Mr. Aubrey's resignation as an officer and director of the Company in January 1999, and an aggregate of 35,000 options were granted pursuant to the Company's 1998 Stock Compensation Plan.
See "C 1998 Stock Compensation Plan."


                        Option/Grants in Last Fiscal Year

------------------------------------        ---------------------   ------------------------    --------------   ---------------
                                            Number of Securities    Percent of Total Options    Exercise Price
         Name/Title                         Underlying Options       Granted to Employees in       ($/sh)        Expiration Date
                                                 Granted                 Fiscal 1998

Robert M.  Aubrey, former
  President and Chief Executive Officer...    200,000                         75.5                  $3.25        See footnote(1)

---------------------
(1) The options to purchase 200,000 shares of Common Stock granted to Mr. Aubrey were canceled immediately upon his resignation as an officer and director of the Company in January 1999.



                     Aggregate Fiscal Year-End Option Values


                                               Number of Securities Underlying
                                            Unexercised Options at Fiscal Year-End         Value of Unexercised No Market
                                                                                           Value Options at Fiscal Year End
------------------------------------        --------------------------------------         --------------------------------
                 Name/Title                   Exercisable       Unexercisable              Exercisable      Unexercisable

Robert M.  Aubrey, former President and
  Chief Executive Officer.................       -0-              200,000                     -0-             $212,000


         The exercise price per share of all options issued by the Company was based on the closing bid price of the Company's Common Stock as quoted on either the NASD Electronic Bulletin Board or the Nasdaq SmallCap Market system, as applicable, on the date of grant of such options.

1998 Compensation Plan

         On May 27, 1998, the stockholders of the Company approved the 1998 Stock Compensation Plan of Karts International Incorporated (the "1998 Plan") and reserved 1,000,000 shares of Common Stock for issuance under the plan. The 1998 Plan terminates on April 1, 2008 unless previously terminated by the Board of Directors. The 1998 Plan is administered by the Compensation Committee (the "Committee") or the entire Board of Directors as determined by the Board of Directors.

         Eligible participants in the 1998 Plan include full time employees, directors and advisors of the Company and its subsidiaries. Options granted under the 1998 Plan are intended to qualify as "incentive stock options" pursuant to the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not constitute incentive stock options ("nonqualified options") as determined by the Committee.

         Under the 1998 Plan the Company may also grant "Restricted Stock" awards. "Restricted Stock" represents shares of Common Stock issued to eligible participants under the 1998 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific Restricted Stock grant. Conditions which may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the overall performance of the Company. The granting of Restricted Stock represents an additional incentive for eligible participants under the 1998 Plan to promote the development of the Company, and may be used by the Company as another means of attracting and retaining qualified individuals to serve as employees of the Company or its subsidiaries.

         Incentive stock options may be granted only to employees of the Company or a subsidiary who, in the judgment of the Committee, are responsible for the management or success of the Company or a subsidiary and who, at the time of the granting of the incentive stock option, are either an employee of the Company or a subsidiary. No incentive stock option may be granted under the 1998 Plan to any individual who would, immediately before the grant of such incentive stock option, directly or indirectly, own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company unless (i) such incentive stock option is granted at an option price not less than one hundred ten percent (110%) of the fair market value of the shares on the date the incentive stock option is granted and (ii) such incentive stock option expires on a date not later than five years from the date the incentive stock option is granted.

         The purchase price of the shares of the Common Stock offered under the 1998 Plan must be one hundred percent (100%) of the fair market value of the Common Stock at the time the option is granted or such higher purchase price as may be determined by the Committee at the time of grant; provided, however, if an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of the shares of the Common Stock covered by such incentive stock option may not be less than one hundred ten percent (110%) of the fair market value of such shares on the day the incentive stock option is granted. If the Common Stock is listed upon an established stock exchange or exchanges, the fair market value of the Common Stock shall be the highest closing price of the Common Stock on the day the option is granted or, if no sale of the Common Stock is made on an established stock exchange on such day, on the next preceding day on which there was a sale of such stock. If there is no market price for the Common
Stock, then the Board of Directors and the Committee may, after taking all relevant facts into consideration, determine the fair market value of the Common Stock.

         Options are exercisable in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the date of grant. Except in case of disability or death, no option shall be exercisable after an optionee ceases to be an employee of the Company, provided that the Committee shall have the right to extend the right to exercise for a period not longer than three months following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Committee may extend the exercise period for a period not in excess of one year following the date of termination of the optionee's employment. If an optionee dies while in the employ of the Company and shall not have fully exercised his options, the options may be exercised in whole or in part at any time within one year after the optionee's death by the executors or administrators of the optionee's estate or by any person or persons who acquired the option directly from the optionee by bequest or inheritance.

         Under the 1998 Plan, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options which may be exercisable for the first time during any calendar year shall not exceed $100,000. There presently are outstanding options to purchase 35,000 shares of Common Stock at prices ranging from $1.06 to $2.98 per share.

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

Meetings and Committees of the Board of Directors

         The business of the Company is managed under the direction of the Board of Directors. The Board of Directors met on three occasions during calendar 1998 and acted by unanimous consent in lieu of meeting on six occasions during such period.

         The Board of Directors of the Company has established a Compensation Committee and Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation of executive officers and administers the Company's employee benefit plans, if any. The Compensation Committee met on four occasions during calendar 1998. The Audit Committee is comprised of a majority of independent directors and its functions are to recommend to the Board of Directors the engagement of the Company's independent public accountants, review with such accountants the plans for and the results and scope of their auditing engagement and certain other matters relating to their services as provided to the Company. The Audit Committee met on two occasions during calendar 1998.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's shares of Common Stock as of March 23, 1999 by each of its directors, executive officers and persons known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock and all executive officers and directors as a group.

----------------------------------------------------------    ---------------------       ---------------------

                                                              Shares Beneficially       Percentage of Shares
                        Name(1)                                    Owned                Beneficially Owned

     Charles Brister(2)....................................         516,668                      9.3
     Richard N. Jones(3)...................................           9,459                       *
     Lawrence E.  Schwall, III(4)..........................           6,667                       0
     Joseph R. Mannes(5)...................................          63,734                      1.3
     Ronald C. Morgan(5)...................................           3,334                       *
     Gary C. Evans(6)......................................          51,114                       *
     Timothy P. Halter(7)..................................         574,630                     10.3
     Halter Financial Group, Inc.(7).......................         574,630                     10.3
     Schlinger Foundation(8)...............................         520,000                      9.3
     Linda S. Neubauer(9)..................................         337,838                      6.1
     Officers and directors as a group (7 persons)(10).....       1,225,607                     22.0

----------------------
*Less than 1%.
(1) Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is: c/o Karts International Incorporated, 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456.
(2) Mr. Brister is the President, Chief Executive Officer and a director of the Company. See "Certain Relationships and Related Transactions."
(3) Mr. Jones is the Vice President, Administration and Chief Financial Officer of the Company.
(4) Includes options to purchase 6,667 shares of Common Stock at an exercise price of $4.875 per share exercisable until January 30, 2002. Mr. Schwall is Vice President, Sales and Marketing of the Company.
(5)  Messrs. Mannes and Morgan are directors of the Company.
(6) Mr. Evans is a director of the Company. Includes 20,001 shares of Common Stock underlying warrants owned by Mr. Evans.
(7)  Mr.  Halter,  the  Chairman  of the Board,  Secretary  and  director of the
     Company,  is  the  sole  stockholder,  director  and  president  of  Halter
     Financial Group, Inc. ("HFG") and is therefore deemed to have beneficial ownership of the shares of Common Stock held by HFG. HFG and Mr. Halter's address is 14160 Dallas Parkway, Suite 950, Dallas, Texas 75240. See "Certain Relationships and Related Transactions."
(8) The Schlinger Foundation's address is c/o Evert Schlinger, Trustee, 1944 Edison Street, Santa Ynez, California 93460.
(9) Ms. Neubauer's address is 487 John Anderson Drive, Ormond Beach, Florida 32174.
(10) Includes 20,001 shares of Common Stock underlying warrants owned by Mr. Evans and options to purchase 6,667 shares of the Company's Common Stock granted to Mr. Schwall.

  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In March 1996, the Company in a private sale sold 233,333 shares of Common Stock to 13 investors (the "Investors") for $525,000 (the "March 1996 Offering"). In connection with the March 1996 Offering, the Company and HFG agreed to issue additional shares of Common Stock to the Investors if on March 31, 1998 (the "Offering Valuation Date") the average closing bid price of the Common Stock for the 10 trading days prior to and including the Offering Valuation Date (the "Stock Market Value") did not equal or exceed $4.50 per share, such that each Investor would receive for no additional consideration an additional number of shares of Common Stock necessary to increase the Stock Market Value per share of the Common Stock acquired to $4.50 per share. HFG placed into escrow 233,333 shares of Common Stock (the "HFG Escrow Shares") to be issued to Investors if an adjustment was required. Based upon the Stock Market Value of the Company Stock on the Offering Valuation Date, Investors received an aggregate of 95,624 HFG Escrow Shares. The remaining 137,709 HFG Escrow Shares were released from escrow and delivered to HFG.

         The Company and Charles Brister, the President and Chief Executive Officer of the Company, have entered into a Real Estate Option Right of First Refusal Agreement for the Roseland facility. Under the terms of this agreement, the Company may, at its sole option, purchase the real property and improvements for $550,000. The option expires on December 31, 2000. The Company and Mr. Brister have also entered into a lease agreement for the Roseland manufacturing facility, including the corporate offices, which expires in 2000. The monthly lease payment for the Roseland facility is $6,025 with certain adjustments. The Company believes these terms are comparable to existing market rates in the region.

         On March 17, 1999, the Company executed a promissory note in the principal amount of $200,000 payable to Charles Brister, the Company's President and Chief Executive Officer, to reflect a loan made to the Company by Mr. Brister. Interest at 8% per annum is payable monthly with principal due at the earlier of receipt by the Company of at least $1.5 million from the sale of equity securities or June 17, 1999. Proceeds from the loan were used to reduce Company indebtedness and to provide working capital.

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

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page F-2.

(a)(2)  Exhibits:


Exhibit
Number                                 Description of Exhibit
------------   -----------------------------------------------------------------

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

     4.6* Certificate of Designation Establishing Series of Preferred Stock, filed with the Secretary of State of Nevada on November 15, 1996.

     4.7*      Specimen of Convertible Preferred Stock Certificate.

     4.8       Form of Stock Warrant  issued on March 8, 1999 to KBK  Financial,
               Inc.

    10.1* Lease Agreement, dated March 18, 1996, by and between Northpark Properties, L.L.C. and the Company.

     10.2* License Agreement, dated March 15, 1996, by and between the Company and Charles Brister.

     10.3* Addendum "A" to License Agreement, dated March 15, 1997, by and between the Company and Charles Brister.

Exhibit
Number                           Description of Exhibit
------------   -----------------------------------------------------------------

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

Exhibit
Number                             Description of Exhibit
------------   -----------------------------------------------------------------

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

     10.38** Employment Agreement, dated January 30, 1998, by and between the Company and Robert M. Aubrey.

     10.39 Loan Agreement dated September 28, 1998 by and between the Company and KBK Financial, Inc.

Exhibit
Number                          Description of Exhibit
------------   -----------------------------------------------------------------

     10.40     First  Amendment  to Loan  Agreement  dated  March 8, 1999 by and
               between  the  Company,   USA  Industries,   Inc.,  KINT,  L.L.C.,
               Brister's Thunder Karts, Inc. and KBK Financial, Inc.

     10.41 Revolving Credit Promissory Note (Inventory) dated March 8, 1999 executed in favor of KBK Financial, Inc. by the Company.

     10.42 Revolving Credit Promissory Note (Accounts Receivable) dated March 8, 1999 executed in favor of KBK Financial, Inc. by the Company.

      21.1     Subsidiaries of the Company.

      27.1     Financial Data Schedule.

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC File No. 333-24145) and incorporated by reference herein.
** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the U.S. Securities and Exchange Commission on March 30, 1998.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the last quarter of 1998. On January 20, 1999, the Company filed a current report on Form 8-K reporting the resignation of Robert M. Aubrey as President, Chief Executive Officer and member of the Board of Directors of the Company effective January 13, 1999.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March
26, 1999.


KARTS INTERNATIONAL INCORPORATED
                     (Registrant)


By:  /s/ Charles Brister                            By:  /s/ Richard N. Jones
     -------------------------------------------         -----------------------------------
     Charles Brister, President, Chief Executive             Richard N. Jones
     Officer and Director                                    Vice President, Administration
                                                             and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                 Signature                                       Title                               Date
                 ---------                                       -----                               ----

            /s/ Charles Brister             President, Chief Executive Officer and Director     March 26, 1999
------------------------------------------
Charles Brister

           /s/ Timothy P. Halter            Chairman of the Board, Secretary and Director       March 26, 1999
------------------------------------------
Timothy P. Halter

           /s/ Richard N. Jones             Vice President, Administration and Chief Financial  March 26, 1999
------------------------------------------
Richard N. Jones                            Officer

           /s/ Joseph R. Mannes             Director                                            March 26, 1999
------------------------------------------
Joseph R. Mannes

           /s/ Ronald C. Morgan             Director                                            March 26, 1999
------------------------------------------
Ronald C. Morgan

             /s/ Gary C. Evans              Director                                            March 26, 1999
------------------------------------------
Gary C. Evans




                                                        KARTS INTERNATIONAL
                                                           INCORPORATED
                                                         AND SUBSIDIARIES


                                                           Consolidated
                                                       Financial Statements
                                                                and
                                                          Auditor's Report


                                                      December 31, 1998 and 1997













                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                    CONTENTS



                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 1998 and 1997                                       F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1998 and 1997                         F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998 and 1997                         F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                         F-9

   Notes to Consolidated Financial Statements                               F-11

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
Karts International Incorporated

We have audited the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Karts International Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has experiences seasonality of product demand which is focused in the last four (4) months of the calendar year which impacts cash flow during the first eight (8) months of the calendar year. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                               S. W. HATFIELD, CPA
                               (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
March 18, 1999




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                                1998            1997
                                                           ------------    ------------

Current assets
   Cash on hand and in bank                                $    163,690    $  2,801,746
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $90,500 and $3,000, respectively                    2,310,707         463,045
     Recoverable income taxes and other                          40,395         225,000
   Inventory                                                  2,129,949         909,214
   Prepaid expenses                                             214,231         172,139
                                                           ------------    ------------

     Total current assets                                     4,858,972       4,571,144
                                                           ------------    ------------


Property and equipment - at cost                              2,156,138       1,262,772
   Accumulated depreciation                                    (288,741)       (137,746)
                                                           ------------    ------------
                                                              1,867,397       1,125,026
   Land                                                          32,800          32,800
                                                           ------------    ------------

     Net property and equipment                               1,900,197       1,157,826
                                                           ------------    ------------


Other assets
   Deposits and other                                            21,276           8,851
   Note receivable                                              378,113            --
   Option to acquire an unrelated entity                        123,544            --
   Covenant not to compete, net of accumulated
     amortization of approximately $5,556 and $-0-,
     respectively                                                94,444            --
   Organization costs, net of accumulated
     amortization of approximately $60,841 and
     $38,990, respectively                                       48,414          70,265
   Goodwill, net of accumulated amortization and
     impairment of future recoverability of
     approximately $6,414,452 and $385,608, respectively           --         5,473,815
                                                           ------------    ------------

     Total other assets                                         665,791       5,552,931
                                                           ------------    ------------

     TOTAL ASSETS                                          $  7,424,960    $ 11,281,901
                                                           ============    ============


                                  - Continued -



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1998 and 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1998            1997
                                                        ------------    ------------

Current liabilities
   Cash overdraft                                       $      9,153    $       --
   Notes payable to banks and others                       1,564,715            --
   Current maturities of long-term debt                       35,289          18,357
   Accounts payable - trade                                2,963,279         292,083
   Other accrued liabilities
     Payroll and sales taxes payable                         131,610          40,568
     Accrued reorganization and relocation expenses          288,848            --
     Other                                                   257,912          20,006
   Federal and State income taxes payable                       --           137,710
                                                        ------------    ------------

     Total current liabilities                             5,250,806         508,724
                                                        ------------    ------------


Long-term liabilities
   Notes payable, net of current maturities
     Related parties                                         123,875            --
     Banks and individuals                                   242,406         230,841
                                                        ------------    ------------

     Total liabilities                                     5,617,087         739,565
                                                        ------------    ------------


Commitments and contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value 10,000,000
     shares authorized, 25 shares allocated; -0- and
     -0- shares issued and outstanding, respectively            --              --
   Common stock - $0.001 par value.  14,000,000
     shares authorized; 5,574,298 and 4,854,133
     shares issued and outstanding, respectively               5,574           4,854
   Additional paid-in capital                             14,377,782      13,040,090
   Accumulated deficit                                   (12,575,483)     (2,502,608)
                                                        ------------    ------------

     Total shareholders' equity                            1,807,873      10,542,336
                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  7,424,960    $ 11,281,901
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 1998 and 1997


                                                                1998            1997
                                                           -------------   ------------

Revenues
   Kart sales - net                                        $  8,219,646    $  7,586,476
                                                           ------------    ------------

Cost of sales
   Purchases                                                  5,401,509       4,249,409
   Direct labor                                               1,413,175         765,360
   Other direct costs                                         2,030,320       1,005,202
                                                           ------------    ------------
     Total cost of sales                                      8,845,004       6,019,971
                                                           ------------    ------------

Gross profit                                                   (625,358)      1,566,505
                                                           ------------    ------------

Operating expenses
   Research and development expenses                             29,770          33,968
   Selling expenses                                             393,555         231,132
   General and administrative expenses
     Salaries and related costs                                 977,397         691,857
     Other operating expenses                                 1,224,194         832,491
   Compensation  expense  related to common
    stock  issuances at less than "fair value"
     for reorganization, restructuring and
     consulting costs                                           413,412            --
   Depreciation and amortization                                321,309         359,321
                                                           ------------    ------------
     Total operating expenses                                 3,359,637       2,148,769
                                                           ------------    ------------

Loss from operations                                         (3,984,995)       (582,264)

Other income (expense)
   Interest expense                                             (92,416)       (507,696)
   Employment termination settlement                               --          (208,100)
   Relocation and reorganization expenses                      (288,848)           --
   Impairment of future recoverability of goodwill           (5,793,184)           --
   Interest and other income                                     71,808          93,602
                                                           ------------    ------------

Loss before income taxes                                    (10,087,635)     (1,204,458)

Income taxes                                                     14,760         153,260
                                                           ------------    ------------

Net loss                                                    (10,072,875)     (1,051,198)

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive income                                       $(10,072,875)   $ (1,051,198)
                                                           ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                         $(2.05)         $(0.32)
                                                                   ====            ====
Weighted-average number of shares
   of common stock outstanding - basic and fully diluted      4,920,702       3,319,620
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997


                                                  Convertible                                           Additional
                                                 Preferred Stock                  Common Stock            paid-in
                                               Shares          Amount          Shares         Amount      capital
                                         ------------    ------------    ------------   ------------   ------------

Balances at January 1, 1997                        25    $    625,000       2,717,458   $      2,718   $  6,190,192

Sale of common stock and warrants
   under Form SB-2 Registration
   Statement, including over-allotment
   and Underwriter's warrants                    --              --         1,782,500          1,782      7,351,185
   Less costs and expenses of
     raising capital                             --              --              --             --       (1,959,302)

Redemption of convertible
   preferred stock and issuance
   of common stock upon
   conversion                                     (25)       (625,000)        104,175            104        458,265

Common stock issued upon
   conversion of long-term debt                  --              --           250,000            250        999,750

Net loss for the year                            --              --              --             --             --
                                         ------------    ------------    ------------   ------------   ------------

Balances at December 31, 1997                    --              --         4,854,133          4,854     13,040,090

"Fair value"  adjustment  related to
  sale of common  stock to related
  party for escrow agreement
  related to March 1996 private
  placement agreement                            --              --              --             --          641,315
     Less amounts related to costs
     and expenses of raising capital             --              --              --             --         (227,903)



                                          Accumulated
                                             deficit          Total
                                          ------------    ------------
Balances at January 1, 1997               $ (1,451,410)   $  4,741,500

Sale of common stock and warrants
   under Form SB-2 Registration
   Statement, including over-allotment
   and Underwriter's warrants                     --         7,352,967
   Less costs and expenses of
     raising capital                              --        (1,959,302)

Redemption of convertible
   preferred stock and issuance
   of common stock upon
   conversion                                     --           458,369

Common stock issued upon
   conversion of long-term debt                   --         1,000,000

Net loss for the year                       (1,051,198)     (1,051,198)
                                          ------------    ------------

Balances at December 31, 1997               (2,502,608)     10,542,336

"Fair value"  adjustment  related to
  sale of common  stock to related
  party for escrow agreement
  related to March 1996 private
  placement agreement                             --           641,315
     Less amounts related to costs
     and expenses of raising capital              --          (227,903)



                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                     Years ended December 31, 1998 and 1997


                                           Convertible                              Additional
                                         Preferred Stock         Common Stock         paid-in     Accumulated
                                       Shares     Amount      Shares      Amount      capital        deficit          Total
                                       ------     ------      ------      ------    -----------   -----------     ------------

Issuance of common stock for
   October 1998 acquisition of
     Straight Line Manufacturing, Inc.   --         --         182,648       183        399,817           --           400,000
   December 1998 payment of
     consulting fees                     --         --         109,589       109         49,891           --            50,000
   December 1998 acquisition of a
     note receivable from Daytona
     Superkarts, Inc.                    --         --         337,838       338        374,662           --           375,000
   December 1998 acquisition of an
     option to acquire 100.0% of the
     issued and outstanding stock of
     Daytona Superkarts, Inc.            --         --          90,090        90         99,910           --           100,000

Net loss for the year                    --         --            --        --             --      (10,072,875)    (10,072,875)
                                         --       ----    ------------   -------   ------------   ------------    ------------

Balances at December 31, 1998            --       $ --       5,574,298   $ 5,574   $ 14,377,782   $(12,575,483)   $  1,807,873
                                        ===       ====    ============   =======   ============   ============    ============






The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                                            1998            1997
                                                                       -------------   ------------

Cash flows from operating activities
   Net loss for the year                                               $(10,072,875)   $ (1,051,198)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
     Depreciation and amortization                                          414,369         461,234
     Reorganization and restructuring costs and related
       effect of common stock issuances at less than "fair value"           413,412            --
     Bad debt expense                                                        87,500            --
     Loss on abandonment of leasehold improvements                              717            --
     Impairment of future recoverability of goodwill                      5,793,184            --
     Payment of consulting fees with common stock                            50,000            --
     (Increase) Decrease in:
       Accounts receivable-trade and other                               (1,937,205)      1,333,809
       Recoverable income taxes                                             184,605        (225,000)
       Inventory                                                         (1,080,102)         49,167
       Prepaid expenses and other                                           (54,268)       (155,903)
     Increase (Decrease) in:
       Accounts payable                                                   2,520,118        (474,750)
       Other accrued liabilities                                            605,626         (29,898)
       Income taxes payable                                                (137,710)       (131,507)
                                                                       ------------    ------------
Net cash used in operating activities                                    (3,212,629)       (224,046)
                                                                       ------------    ------------

Cash flows from investing activities
   Cash received for sale of equipment                                         --             6,666
   Cash paid for property and equipment                                    (747,466)       (477,294)
   Cash acquired in acquisition of Straight Line Manufacturing, Inc.            746            --
   Cash paid for acquisition of Straight Line Manufacturing, Inc.           (82,280)           --
   Cash paid for covenant not to compete with former
     owner of Straight Line Manufacturing, Inc.                             (50,000)           --
   Cash paid to acquire option to purchase Daytona Superkarts, Inc.         (23,544)           --
                                                                       ------------    ------------
Net cash used in investing activities                                      (902,544)       (470,628)
                                                                       ------------    ------------

Cash flows from financing activities
   Increase in cash overdraft                                                 9,153            --
   Net activity on bank and other lines of credit                         1,494,762        (140,020)
   Principal payments on long-term debt                                     (26,798)     (2,220,622)
   Cash received from sale of common stock and warrants                        --         7,352,968
   Cash paid for brokerage and placement fees related
     to sale of common stock                                                   --        (1,500,934)
   Cash paid for redemption of convertible preferred stock                     --          (625,000)
                                                                       ------------    ------------
Net cash provided by financing activities                                 1,477,117       2,866,392
                                                                       ------------    ------------

Increase (decrease) in cash                                              (2,638,056)      2,171,718
   Cash at beginning of year                                              2,801,746         630,028
                                                                       ------------    ------------

Cash at end of year                                                    $    163,690    $  2,801,746
                                                                       ============    ============

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-9



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1998 and 1997


                                                              1998         1997
                                                            ---------   ----------

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the year                             $  87,881   $  438,882
                                                            =========   ==========

     Income taxes paid (refunded) for the year - net        $(199,365)  $  203,247
                                                            =========   ==========


Supplemental disclosure of non-cash
   investing and financing activities

   Vehicles and equipment purchased with notes payable      $  55,295   $       --
                                                            =========   ==========

   Acquisition price of Straight Line Manufacturing, Inc.
     settled with issuance of common stock                  $ 400,000   $       --
                                                            =========   ==========

   Acquisition of a note receivable from Daytona
     Superkarts, Inc. with issuance of common stock         $ 375,000   $       --
                                                            =========   ==========

   Acquisition of an option to acquire 100.0% of the
     issued and outstanding stock of Daytona Superkarts,
     Inc. with issuance of common stock                     $ 100,000   $       --
                                                            =========   ==========

   Long-term note payable converted to common stock         $      --   $1,000,000
                                                            =========   ==========

   Vehicle acquired with long-term bank note                $      --   $   20,770
                                                            =========   ==========





The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-10

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Karts International Incorporated (Company) was originally incorporated on February 28, 1984 as Rapholz Silver Hunt, Inc. under the laws of the State of Florida. On February 23, 1996, the Company was reincorporated in the State of Nevada by means of a merger with and into Karts International Incorporated, a Nevada corporation incorporated on February 21, 1996. The Company was the surviving entity and changed its corporate name to Karts International Incorporated.

On February 28, 1997, to be effective on March 24, 1997, the Company's Board of Directors approved a two (2) for three (3) reverse stock split and a corresponding reduction of the authorized shares of common stock in anticipation of a proposed underwritten public offering of the Company's common stock during 1997. The issued and outstanding shares of common stock shown in the accompanying financial statements reflect the ultimate effect of the March 24, 1997 reverse stock split as if this reverse split had occurred as of the beginning of the first period presented in the accompanying consolidated financial statements.

The Company's two principal wholly-owned subsidiaries are Brister's Thunder Karts, Inc. (a Louisiana corporation), located in Roseland, Louisiana and USA Industries, Inc. (an Alabama corporation), located in Prattville, Alabama. These two entities manufacture and sell "fun karts" through dealers, distributors and mass merchandisers.

On January 5, 1998, the Company formed a new limited liability corporation, KINT, L.L.C. (KINT) as a wholly-owned subsidiary. This entity was activated during July 1998 for the purpose of creating a sales and marketing company focusing on the sale of customized promotional "fun karts" to various national companies. This subsidiary conducted business operations under the trade name of "Bird Promotions". In March 1999, Company management ceased all operations within this subsidiary and consolidated these sales and marketing efforts within other operating subsidiaries of the Company.

On October 27, 1998, effective at the close of business on October 31, 1998, the Company acquired 100.0% of the issued and outstanding stock of Straight Line Manufacturing, Inc. (a Michigan corporation) (Straight Line), a manufacturer of large, full suspension "fun karts" located in Milford, Michigan, for total consideration of approximately $400,000. This acquisition was accounted for as a purchase. In addition to the purchase transaction, the Company entered into a covenant not to compete with the former owner of Straight Line Manufacturing, Inc. for a period of at least three (3) years for total consideration of $100,000, consisting of $50,000 cash and a note payable for $50,000.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

The accompanying consolidated financial statements contain the accounts of Karts International Incorporated and its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., USA Industries, Inc., KINT, LLC and Straight Line Manufacturing, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as Company.

For segment reporting purposes, the Company operates in only one industry segment and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE B - GOING CONCERN

For the years ended December 31, 1998, 1997, and 1996, the Company experienced net losses from operations of approximately $3,930,000, $580,000, and $402,000, respectively and has utilized cash in operating activities of approximately $3,260,000, $220,000 and $110,000, respectively. Additionally, the Company has experienced senior management team turnover in both January 1997 and 1998. The Company's former management was unable to operate the Company's facilities in a manner that would allow the Company meet its order demand for product production during the fourth quarter of 1998 and, accordingly, incurred short-term financing from a non-financial institution lender to provide liquidity. Further, former management spent considerable time and financial resources in exploring possible merger or acquisition candidates and the results of these efforts were for the most part unsuccessful and diverted management time and resources from customer demands for product during the Company's heaviest demand period.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Management has taken the following actions to stabilize the Company's financial position for future periods: 1) initiated plans to dissolve its separate sales and marketing company subsidiary which focused on the sale of customized promotional "fun karts" to various national companies and consolidated this sales effort into existing functions within the Company; 2) initiated plans to consider the relocation and/or consolidation of manufacturing or sales activities within other existing facilities of the Company; 3) initiated cost control measures related to the use of direct labor and material purchasing to maximize the utilization of overstocked positions that existed at December 31, 1998; 4) terminated excess management and supervisory personnel hired by former management and reorganized Company management and operational teams along consolidated Company lines rather than individual operating subsidiary lines as implemented by former management and 5) is reevaluating its product lines, costs of manufacture, selling prices and customer relations to maximize unit sales and gross profitability during the Company's slower sales seasons of the calendar year. Management has also initiated plans to raise additional capital through the sale of equity securities to provide additional working capital and improve liquidity.

Management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - ACQUISITION OF SUBSIDIARIES

On October 27, 1998, the Company purchased 100.0% of the issued and outstanding stock of Straight Line Manufacturing, Inc. (a Michigan corporation) (Straight
Line) for a total purchase price of approximately $400,000. The acquisition was effective at the close of business on October 31, 1998. The purchase price was paid with 182,648 shares of restricted, unregistered common stock of the Company. Straight Line was incorporated as the successor to a Michigan sole proprietorship on August 1, 1997 under the laws of the State of Michigan and in the business of manufacturing and marketing large, full suspension "fun karts" for the consumer market. Results of operations of Brister's are included in the consolidated financial statements beginning on the effective date of the acquisition.

This acquisition was accounted for using the purchase method of accounting for business combinations. The Company allocates the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired is recorded as goodwill.

     Purchase price                                                 $400,000
       Costs incurred to complete the acquisition                     34,506
       Assets acquired                                              (234,328)
       Liabilities assumed                                           354,851
                                                                    --------
         Goodwill related to Straight Line                          $555,029
                                                                    ========

Management of the Company intends to consolidate the operations, manufacturing, sales and marketing of Straight Line's products into the manufacturing and administrative facilities of the Company's other operating subsidiaries. Accordingly, the Company charged all goodwill incurred in the acquisition of Straight Line to operations at the closing date of the acquisition. Additionally, the Company has accrued, and charged to operations as of December 31, 1998, approximately $160,000 in anticipated costs and expenses related to the closure of this facility and relocation of its manufacturing lines to other production facilities of the Company.

Pro forma unaudited results of operations relating to the acquisition of Straight Line, as though the acquisition had occurred as of the beginning of the first period presented, is as follows:

                                                    1998           1997
                                               ------------    -----------
                Revenues                       $  8,379,695    $ 7,672,265
                                               ============    ===========
                Net income (loss)              $(10,280,600)   $(1,065,736)
                                               ============    ===========
                Earnings per share - basic           $(2.09)        $(0.32)
                                                       ====           ====


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Accounts and advances receivable
     --------------------------------

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the southeastern quadrant of the country. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     The Company had no significant international sales during 1998 and 1997. The Company anticipates continuing international sales in future periods and is continuing to develop credit policies related to this revenue source.

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of December 31, 1998 and 1997, inventory consisted of the following components:

                                                     1998         1997
                                                  ----------     --------
                            Raw materials         $1,909,822     $765,674
                            Work in process           92,330      127,780
                            Finished goods           127,797       15,760
                                                  ----------     --------
                                                  $2,129,949     $958,381

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Covenant not to compete
     -----------------------

     In conjunction with the acquisition of Straight Line Manufacturing, Inc., the Company paid $100,000 to the former sole shareholder of Straight Line for a covenant not to compete for a period of at least three (3) years. The consideration given was $50,000 cash and a note payable for $50,000. The covenant is being amortized to operations over a period of three years using the straight line method.

6.   Organization costs
     ------------------

     Costs related to the restructuring and reorganization of the Company have been capitalized and are being amortized over a five year period using the straight-line method.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.   Goodwill
     --------

     Goodwill   represents   the  excess  of  the  purchase  price  of  acquired
     subsidiaries over the fair value of net assets acquired and is amortized over 25 years using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the year ended December 31, 1997, no charges to operations were made for impairments in the recoverability of goodwill. Subsequent to December 31, 1998, current management, upon realization that 1998 operational objectives were not met, recorded an impairment of future recoverability of goodwill equivalent to 100.0% of the unamortized goodwill incurred at the acquisition of Brister's Thunder Karts, Inc., USA Industries, Inc. and Straight Line Manufacturing, Inc.

8.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 1998 and 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of December 31, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

9.   Advertising
     -----------

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published. For various sales publications, catalogs and other sales related items, the Company capitalizes the development and direct production costs and amortizes these costs over the estimated useful life of the related materials, not to exceed an eighteen (18) month period from initial publication of the materials.

10.  Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1998 and 1997, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the year ended December 31, 1998 and 1997, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:


                                                     Highest       Lowest      Number of
                      Entity                        exposure       exposure    days with exposure
                -----------------                   --------       --------    ------------------

Year ended December 31, 1998
           Karts International Incorporated         $823,842         $1,806          135
             Brister's Thunder Karts, Inc.          $464,252           $601          163
                 USA Industries, Inc.               $157,606           $236          198

Year ended December 31, 1997
           Karts International Incorporated       $1,624,288           $566          146
             Brister's Thunder Karts, Inc.          $830,848           $450          300
                 USA Industries, Inc.               $447,918           $75           110


Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. During 1998 and 1998, the Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through December 31, 1998. As of December 31, 1998 and 1997, the Company had an unsecured outstanding reverse repurchase agreement of approximately $83,000 and $2,395,000, respectively. The Company incurred no losses during 1998 and 1997 as a result of any of these unsecured situations.


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components:
                                                                   Estimated
                                          1998           1997      useful life
                                       ----------    ----------    -------------
      Building and improvements        $  925,713    $  384,296    5 to 25 years
      Equipment                           947,015       670,705    5 to 10 years
      Transportation equipment            130,740        77,820    3 to 5 years
      Furniture and fixtures              152,670       129,951    5 years
                                        ---------     ---------
                                        2,156,138     1,262,772
      Accumulated depreciation           (288,741)     (137,746)
                                        ---------    ---------
                                        1,867,397     1,125,026
      Land                                 32,800        32,800
                                        ---------    ----------
      Net property and equipment       $1,900,197    $1,157,826
                                        =========    ==========

Total depreciation expense charged to operations for the years ended December 31, 1998 and 1997 was approximately $151,303 and $103,148, respectively.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE G - NOTE RECEIVABLE

In December 1998, the Company acquired a $375,000 note receivable from an unrelated individual payable by an unrelated corporation in exchange for 337,838 shares of unregistered, restricted common stock. The note receivable bears interest at 10.0% and is due and payable 10 days after the expiration of an option which the Company executed to acquire 100.0% of the issued and outstanding stock of the unrelated corporation making the note. This note is unsecured.


NOTE H - OPTION TO ACQUIRE AN UNRELATED ENTITY

Effective December 1, 1998, the Company acquired from an unrelated entity certain assets for cash of $56,000. The unrelated entity is a concession kart manufacturer located in Daytona Beach, Florida. The shareholders of the unrelated entity ( Shareholders) also granted the Company an option (Option) to acquire 100.0% of the issued and outstanding shares of the unrelated entity's common stock based on a financial formula defined in the Option.

The Option expires upon the expiration of the 30-day period following the unrelated entity's fiscal year ending December 31, 2000. The Company issued to the Shareholders an aggregate of 90,090 shares of Common Stock having a market value of approximately $100,000 as payment for the Option. The Option also provides that unrelated entity can require the Company to exercise the Option if unrelated entity achieves certain financial goals during the Option term. The Company also has the right during the Option term, subject to certain conditions, to acquire for $100 certain intellectual property rights related to the business of the unrelated entity.

The Company and unrelated entity also entered into a manufacturing agreement (Manufacturing Agreement) which provides that the Company will manufacture, on an exclusive basis, the unrelated entity's concession karts at a predetermined per unit price. The Manufacturing Agreement will terminate on the later of March 31, 2001 or the date that the Option is terminated or exercised.


NOTE I - NOTES PAYABLE TO BANKS AND OTHERS

The Company has two lines of credit with an aggregate face value of $2,000,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $1,000,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of December 31, 1998, an aggregate of approximately $1,550,924 is outstanding on these lines of credit. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender. The notes mature in September 1999.

The notes bear interest at an initial Contract Rate of 10.25%. In the event that the Company achieves and maintains a annual audited Net Profit, as defined in the Agreement, of at least $200,000, the Company may apply for a reduction in the note's interest rate to the Lender's Base Rate plus 1.5% (9.75% at December 31, 1998). In the event that the lower interest rate is granted and the $200,000 Net Profit or the Company's audited financial statements are not delivered within 120 days of the Company's year end, the interest rate will immediately revert to the initial Contract Rate. Further, the Agreement requires the payment of a one-time 1.0% commitment fee and the payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE I - NOTES PAYABLE TO BANKS AND OTHERS - Continued

The Inventory LOC contains a clause that this line of credit must be paid in full and held at a $-0- balance between January 1, 1999 and February 28, 1999 for a period of at least 30 consecutive days. Additionally, the Agreement contains certain restrictive covenants related to the Company's business operations and financial ratios. As of December 31, 1998, the Company was not in compliance with all covenants in the Agreement. The lender notified the Company on February 22, 1999 of certain defaults on the Agreement and the lender granted a waiver of the notified defaults on March 8, 1999.

On March 9, 1999, the Company and the lender executed an amendment to the Company's loan agreement with the lender whereby the Company must obtain a minimum of $1.5 million of new equity capital by May 6, 1999. If a violation by the Company of any of the loan covenants occurs or any other default by the Company on its obligations under these credit lines, including failure to raise the $1.5 million in new equity capital, the lender could, at its sole discretion, could declare the then outstanding indebtedness to be immediately due and payable. The lender could then foreclose on a significant portion of the Company's assets, which could have a material adverse effect on the Company's financial condition and operations.

The Company's Straight Line subsidiary has two separate term lines of credit:

         A $60,000 corporate line of credit payable to a bank with an outstanding balance of approximately $56,732 at December 31, 1998. This line of credit bears interest at the Bank's base rate plus 1.0% (9.0% at December 31, 1998). This line of credit requires monthly payments of approximately 2.0% of the outstanding principal plus all accrued, but unpaid, interest and fees. This line of credit is secured by a first mortgage on residential property owned by the former sole shareholder of Straight Line and the personal guaranty of the former sole shareholder and matures in November 1999.

         A $10,000 personal line of credit payable to a bank with an outstanding balance of approximately $9,495 at December 31, 1998. This line of credit bears at the Bank's base rate plus 3.0% (11.00% at December 31, 1998). This line of credit requires monthly payments of 1.8% of the outstanding principal balance plus all accrued, but unpaid, interest and fees. This line of credit is subject to the collateralization discussed above and this line of credit matures in November 1999.

A recap of notes payable consist of the following:
                                                          1998          1997
                                                      -----------     ---------
Inventory line of credit                              $   800,000        $  -
Accounts receivable line of credit                        698,486           -
$60,000 corporate line of credit                           56,734           -
$10,000 personal line of credit                             9,495           -
                                                      -----------        -----
   Total notes payable                                $ 1,564,715           -
                                                      ===========        =====



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - LONG-TERM DEBT TO RELATED PARTIES

Long-term debt consists of the following:
                                                                                     1998              1997
                                                                                  ---------         ---------

$50,000 note payable to the former sole shareholder
   of Straight Line.  Interest at 6.0%.  Principal and
   all accrued, but unpaid, interest is due at maturity
   in March 1999.  Secured by the Company's
   interest in the issued and outstanding stock
   of Straight Line Manufacturing, Inc.  Management
   anticipates restructuring this note on or before
   its scheduled maturity date.                                                   $50,000            $       -

$73,875 note payable to the former sole  shareholder
  of Straight Line.  Interest at 6.0%.  Principal only
  payment of $15,000  payable by January  31,  1999.
  Remaining principal and all accrued, but unpaid,
  interest is payable subject to the  settlement of
  a product liability lawsuit against Straight Line
  Manufacturing,  Inc. incurred prior to the Company's
  acquisition of Straight Line.  If the lawsuit is settled
  prior to March 31, 1999; 50.0% of the principal and
  all accrued,  but unpaid,  interest  will be due on
  October 1, 1999 and the balance will be due and payable
  on March 31, 2000.  If the lawsuit is settled between
  March 31, 1999 and March 31, 2000, all principal
  and accrued, but unpaid, interest will be due and
  payable 210 days after the lawsuit settlement date
  or March 31,  2000,  which ever is earlier.  If the
  lawsuit is settled after March 31, 2000, all principal
  and accrued, but unpaid, interest is due and payable
  30 days after the lawsuit settlement date.                                       73,875                    -
                                                                                  -------            ---------

         Total related party long-term debt                                      $123,875            $       -
                                                                                  =======            =========


NOTE K - LONG TERM DEBT TO BANKS AND OTHERS

Long-term  debt payable to banks and others consist of the following at December
31, 1998 and 1997:

                                                                                     1998              1997
                                                                                  ---------         ----------
$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.                                15,075               18,781







                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - LONG-TERM DEBT TO BANKS AND OTHERS - Continued

                                                                                     1998              1997
                                                                                  ---------         ---------
$23,122 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $726, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.                               17,849                     -

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.25% at
   December 31, 1998).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                              217,371              224,295

$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest.
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                                 1,411                4,208

$18,198 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $572, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                                14,042                    -

$14,000 installment note payable to an equipment
   finance company. Payable in monthly installments
   of approximately $345, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   equipment owned by USA Industries, Inc.                                         11,947                    -
                                                                                  -------            ---------

     Total long-term debt to banks and individuals                                277,695              249,198

         Less current maturities                                                  (35,289)             (18,357)
                                                                                  --------           ---------

     Long-term portion                                                            $242,406           $ 230,841
                                                                                  =======-           =========


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE K - LONG-TERM DEBT TO BANKS AND OTHERS - Continued

Future maturities of long-term debt are as follows:
                                       Year ending
                                      December 31,               Amount
                                      ------------           --------------
                                          1999                  $   35,289
                                          2000                      35,456
                                          2001                      26,661
                                          2002                      19,493
                                          2003                      17,249
                                       2004 - 2008                 114,603
                                       2009 - 2013                  28,944
                                                                ----------
                                         Totals                 $  277,695

In September 1997, the Company issued 250,000 shares of restricted, unregistered common stock in payment of $1,000,000 in principal on the long-term debt payable to a Foundation.


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 1998 and 1997, respectively, are as follows:
                                                     1998            1997
                                                  ---------      ----------
                 Federal:
                      Current                     $ (3,388)      $(156,403)
                      Deferred                           -               -
                                                  ---------      ----------
                                                    (3,388)       (156,403)
                 State:
                      Current                      (11,372)          3,143
                      Deferred                           -               -
                                                  ---------      ----------
                                                   (11,372)          3,143
                                                  ---------      ----------

                      Total                       $(14,760)      $(153,260)
                                                  =========      ==========

As of December 31, 1998, the Company has a net operating loss carryforward of approximately $3,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended December 31, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                     1998           1997
                                                                 -----------      ----------

Statutory rate applied to earnings (loss) before income taxes    $(3,412,796)     $(409,516)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                (11,372)         3,143
   Non-deductiability of adjustment for common
     stock issued at less than "fair value"                          140,560              -
   Difference caused by use of statutory amortization
     periods for deduction of goodwill                             1,969,683         79,669
   Other, including reserve for deferred tax asset                 1,310,537        173,444
                                                                   ---------      ---------

     Income tax expense                                          $    (3,388)     $(153,260)
                                                                 ===========      =========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE M - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $72,300 for each of the years ended December 31, 1998 and 1997, respectively.

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


NOTE N - CONVERTIBLE PREFERRED STOCK

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

The Preferred Shares required mandatory conversion upon either the effectiveness of a public offering of the Company's common stock pursuant to a Registration Statement or upon the first anniversary date of the PPM closing date. In the event that the conversion is triggered by a public offering, each Preferred Share will be converted, at the holder's option, into either $25,000 cash and the issuance of 6,250 shares of restricted, unregistered common stock or 12,500 shares of restricted, unregistered common stock. In either situation, the holder retains piggyback registration rights for the shares of common stock issued in the conversion. In the event that the conversion is triggered by the first anniversary date of the PPM closing, each Preferred Share will be converted to 12,500 shares of restricted, unregistered common stock, subject to identical piggyback registration rights.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - CONVERTIBLE PREFERRED STOCK - Continued

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


NOTE O - COMMON STOCK TRANSACTIONS

On February 28, 1997, to be effective on March 24, 1997, the Company's Board of Directors approved a two (2) for three (3) reverse stock split and a corresponding reduction of the authorized shares of common stock in anticipation of a proposed underwritten public offering of the Company's common stock during 1997. This reverse stock split reduced the authorized shares of common stock from 20,000,000 to 14,000,000. The issued and outstanding shares of common stock shown in the accompanying financial statements reflect the ultimate effect of the reverse stock split as if this reverse split had occurred as of the beginning of the first period presented in the accompanying consolidated financial statements.

The terms of a March 31, 1996 private placement memorandum required the Company and/or a company owned by a current officer and director to issue additional shares to the original investors in the private placement memorandum in the event that the Company's securities, as listed on a published exchange or electronic bulletin board, does not equal $3.00 per share ($4.50 per share, as adjusted by the March 24, 1997 reverse stock split) on March 31, 1998 (the second anniversary date of the closing of the private placement memorandum offering). The issuance of additional shares, if any is required, to the original investors will be done without additional compensation to the Company. To facilitate this contingency, the Company sold 350,000 restricted, unregistered post-reorganization shares (233,333 post-March 24, 1997 reverse split shares) of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account for the benefit of the original investors. In the event that no additional shares are required to be issued to the original investors, the shares held in escrow will be returned to the company owned by a current officer and director of the Company.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE O - COMMON STOCK TRANSACTIONS - Continued

At the close of business on March 31, 1998, the Company's common stock, as quoted on the NASDAQ Small-Cap Market, closed below the required strike price of $4.50 per share. Accordingly, during the second quarter of 1998, effective April 1, 1998, the entity owned by an officer and director of the Company released approximately 95,624 of the 233,333 shares being held in escrow for the settlement of the contingency related to the March 31, 1996 private placement memorandum. The remaining approximate 137,709 shares were released from the escrow agreement and returned to the entity owned by an officer and director of the Company.

The April 1, 1998 transactions were recorded by the Company based on the imputed "fair value" of the securities released from escrow upon the ultimate settlement of the March 31, 1996 contingent issuance as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The imputed "fair value" of the 95,624 shares was calculated as approximately $227,904 based upon the Company's closing stock price on March 31, 1998. This imputed charge was offset against the imputed additional paid-in capital generated as a result of this accounting transaction as a cost of raising the initial capital in the original March 31, 1996 transaction. The imputed "fair value" of the residual 137,709 shares was calculated as approximately $413,412, net of the initial cash paid of $350, based upon the Company's closing stock price on March 31, 1998. This difference between the imputed fair value and the actual cash paid was recorded as a component of compensation expense related to common stock issuances at less than "fair value" for reorganization, restructuring and consulting expenses in the accompanying statement of operations.

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

In December 1998, the Company issued an aggregate 90,090 shares of unregistered, restricted common stock, valued at approximately $100,000, to acquire an option to acquire 100.0% of the issued and outstanding stock of an unrelated entity engaged in the manufacture of concession karts.

In December 1998, the Company issued 337,838 shares of unregistered, restricted common stock valued at approximately $375,000 to acquire a note receivable from the unrelated entity discussed above with a face amount of $375,000 from an unrelated individual.

On December 14, 1998, the Company issued 109,589 shares of unregistered, restricted common stock valued at approximately $50,000 in settlement of a contract for consulting services of equal value related to various business acquisition activities. The $50,000 has been charged to operations in the accompanying financial statements.


NOTE P - COMMON STOCK WARRANTS

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE P - COMMON STOCK WARRANTS - Continued

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


                                                 Warrants                        Warrants
                                  Warrants      outstanding                     outstanding
                                 originally    at December 31,    Warrants      at December 31,
                                   issued            1997          expired          1998        Exercise price
                               ------------    ---------------   -----------     -------------  ---------------

Class A Warrants                     66,667         63,333          (63,333)             -      $5.25 per share
1996 Warrants                       500,018        500,018                -        500,018      $4.50 per share
Underwriter's Warrants              155,000        155,000                -        155,000      $4.00 per share
1997 Warrants                     1,782,500      1,782,500                -      1,782,500      $4.00 per share
                                  ---------      ---------       ----------      ---------

Totals at December 31, 1998       2,504,185      2,500,851         (63,333)      2,437,518
                                  =========      =========       ==========      =========


On March 9, 1999, the Company, as compensation for waiving certain events of default and the amendment to the Company's loan agreement with a non-financial institution lender, granted the lender a stock warrant to purchase 100,000 shares of the Company's restricted, unregistered common stock at a price of $0.54 per share. If the Company fully repays the outstanding indebtedness to the lender within ninety (90) days of the warrant date, the number of shares subject to the warrant reduces to 50,000. If and only if there is no total retirement of the indebtedness to the lender, the number of shares subject to the warrant reduces based upon the Company's net income achieved during Calendar 1999. The number of shares subject to the warrant based upon the Company's net income in the event of a non-retirement of the indebtedness is as follows:

                                        Net income        # of shares
                                        ----------        -----------
                                         $975,000            50,000
                                         $877,500            60,000
                                         $780,000            75,000

This warrant is exercisable at any time after its issuance and expires four (4) years from its issuance.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS

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

During 1998, the Company granted an aggregate 265,000 options to purchase an equivalent number of shares of restricted, unregistered common stock to officers and employees in conjunction with the employment of such officers and employees. These options are exercisable at prices ranging from $1.06 per share to $3.50 per share. Concurrent with the termination of a Company officer, 210,000 of the granted 1998 options terminated. The remaining options are exercisable between March 1999 and December 1999 and expire between March 2003 and December 2003.

There were no exercise of any options during the years ended December 31, 1998 and 1997. The following table summarizes all options granted from 1996 to December 31, 1998.


                            Options       Options          Options            Options           Exercise price
                            granted       exercised        terminated        outstanding            per share
                           --------       ---------        ----------        -----------        --------------

     1996 options            59,355            -                 -              59,355               $5.63
     1997 VP options         13,334            -              6,667              6,667               $4.875
     1997 options            52,670            -                 -              52,670               $4.875
     1998 options           265,000            -            210,000             55,000        $1.06 - $3.50
                            -------         ----            -------             ------

     Totals                 390,359            -            216,667            118,692
                            =======         ====            =======            =======

1998 Compensation Plan

On May 27, 1998, the stockholders of the Company approved the 1998 Stock Compensation Plan of Karts International Incorporated (1998 Plan) and reserved 1,000,000 shares of Common Stock for issuance under the plan. The 1998 Plan terminates on April 1, 2008 unless previously terminated by the Board of Directors. The 1998 Plan is administered by the Compensation Committee (Committee) or the entire Board of Directors as determined by the Board of Directors.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS - Continued

Eligible participants in the 1998 Plan include full time employees, directors and advisors of the Company and its subsidiaries. Options granted under the 1998 Plan are intended to qualify as "incentive stock options" pursuant to the provisions of Section 422 of the Internal Revenue Code of 1986, as amended
(Code), or options which do not constitute incentive stock options (nonqualified options) as determined by the Committee.

Under the 1998 Plan the Company may also grant "Restricted Stock" awards. "Restricted Stock" represents shares of Common Stock issued to eligible participants under the 1998 Plan subject to the satisfaction by the recipient of certain conditions and enumerated in the specific Restricted Stock grant. Conditions which may be imposed include, but are not limited to, specified periods of employment, attainment of personal performance standards or the overall performance of the Company. The granting of Restricted Stock represents an additional incentive for eligible participants under the 1998 Plan to promote the development of the Company, and may be used by the Company as another means of attracting and retaining qualified individuals to serve as employees of the Company or its subsidiaries.

Incentive stock options may be granted only to employees of the Company or a subsidiary who, in the judgment of the Committee, are responsible for the management or success of the Company or a subsidiary and who, at the time of the granting of the incentive stock option, are either an employee of the Company or a subsidiary. No incentive stock option may be granted under the 1998 Plan to any individual who would, immediately before the grant of such incentive stock option, directly or indirectly, own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company unless (i) such incentive stock option is granted at an option price not less than one hundred ten percent (110%) of the fair market value of the shares on the date the incentive stock option is granted and (ii) such incentive stock option expires on a date not later than five years from the date the incentive stock option is granted.

The purchase price of the shares of the Common Stock offered under the 1998 Plan must be one hundred percent (100%) of the fair market value of the Common Stock at the time the option is granted or such higher purchase price as may be determined by the Committee at the time of grant; provided, however, if an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of the shares of the Common Stock covered by such incentive stock option may not be less than one hundred ten percent (110%) of the fair market value of such shares on the day the incentive stock option is granted. If the Common Stock is listed upon an established stock exchange or exchanges, the fair market value of the Common Stock shall be the highest closing price of the Common Stock on the day the option is granted or, if no sale of the Common Stock is made on an established stock exchange on such day, on the next preceding day on which there was a sale of such stock. If there is no market price for the Common Stock, then the Board of Directors and the Committee may, after taking all relevant facts into consideration, determine the fair market value of the Common Stock.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS - Continued

Options are exercisable in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the date of grant. Except in case of disability or death, no option shall be exercisable after an optionee ceases to be an employee of the Company, provided that the Committee shall have the right to extend the right to exercise for a period not longer than three months following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Committee may extend the exercise period for a period not in excess of one year following the date of termination of the optionee's employment. If an optionee dies while in the employ of the Company and shall not have fully exercised his options, the options may be exercised in whole or in part at any time within one year after the optionee's death by the executors or administrators of the optionee's estate or by any person or persons who acquired the option directly from the optionee by bequest or inheritance.

Under the 1998 Plan, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options which may be exercisable for the first time during any calendar year shall not exceed $100,000. There presently are outstanding options to purchase 35,000 shares of Common Stock at prices ranging from $1.06 to $2.98 per share.


NOTE R - COMMITMENTS AND CONTINGENCIES

Litigation

Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $25,000 per claim self-insurance clause as of December 31, 1998. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant. As of December 31, 1998 and 1997, respectively, approximately $176,000 and $150,000 has been accrued and charged to operations for anticipated future litigation.

On February 4, 1997, litigation was filed against the Company and Brister's in an action to have Brister's product liability insurance coverage (discussed in the preceding paragraph) declared null and void as a result of a payment by Brister's insurance underwriter in settlement of a product liability lawsuit. Legal counsel is of the opinion that this action has questionable merit and the determination of an outcome, if any, is unpredictable at this time. The Company is vigorously defending the action. Additionally, the Company is pursuing a counteraction against the underwriter's agent for potential misrepresentations made by the agent to the underwriter regarding Brister's during the acquisition of the aforementioned commercial liability insurance coverage. During 1998, a summary judgment was granted in favor of Brister's dismissing the claim. The plaintiff has appealed the summary judgment decision and the Company and Brister's are of the opinion that the initial decision of the Court will be upheld.

The Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE R - COMMITMENTS AND CONTINGENCIES - Continued

Consulting and Patent Licensing

Pursuant to the acquisition of Brister's, the Company entered into a Consulting Agreement with the former owner of Brister's, who became the Company's President during January 1999. The former owner will provide certain consulting services to the Company or any subsidiary thereof, which services will not exceed 8 eight-hour work days per month. As consideration for such services, the former owner will receive $400 per day for consulting services provided at the Company's principal place of business and $800 per day for consulting services provided while traveling in connection with Company business. The former owner is required to maintain the confidentiality of all Company information. The Company paid the former owner approximately $40,000 and $30,000 under the terms of this agreement during the years ended December 31, 1998 and 1997, respectively.

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

On March 15, 1997, the Company and the former owner amended this Licensing Agreement and executed a related Royalty Agreement, for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company was obligated to pay an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the years ended December 31, 1998 and 1997, respectively, the Company paid or accrued approximately $20,000 and $21,000 under this Agreement.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE R - COMMITMENTS AND CONTINGENCIES - Continued

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

In January 1999, this individual resigned as President, Chief Executive Officer and as a director of the Company and the Company and the individual entered into a Settlement Agreement and Full and Final Release of All Claims (Agreement) for the purpose of satisfying and discharging all obligations of the Company to the individual under the Agreement. The Agreement provides that the Company shall forgive up to $19,000 of non-reimbursable expenses incurred by the individual and pay to for one week of earned vacation. In consideration for the foregoing, the former President agreed to adhere to the non-competition and non-solicitation covenants set forth in the Employment Agreement until January 13, 2001. As part of his separation from the Company, the Company issued to the individual options to purchase 15,000 shares of Common Stock at an option exercise price of $1.06 per share which were granted to replace the options to purchase 200,000 shares of common stock which were effectively canceled at separation. These options are vested and expire on January 20, 2004.

On October 27, 1998, the Company entered into an Employment Agreement (Agreement) with the former sole shareholder of Straight Line for the individual to serve as the President of the Straight Line subsidiary (Straight Line President). The Agreement is for a term of three (3) years with an automatic one year extension unless either the Company or the Straight Line President provides a thirty (30) day written notice not to continue the Agreement. This Agreement provides the Straight Line President with an annual base salary of $80,000. Upon execution of this Agreement, the Straight Line President received options to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to the closing bid price of the Company's common stock as quoted on the NASDAQ SmallCap market.

The Straight Line President may also receive, at the discretion of the Company's Board of Directors, annual performance based stock options to purchase up to 10,000 shares of the Company's common stock at a price equal to the market value of the Company's common stock on the date of issuance, as determined by the Company's Board of Directors, and an annual cash bonus not to exceed 15.0% of the annual base salary.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE S - SIGNIFICANT CUSTOMERS

During the year ended December 31, 1998, the Company was an OEM manufacturer of "fun karts" for one of its competitors. Total sales to this entity totaled approximately $864,000, or approximately 10.51% of total net sales. During 1998, the Company had no other single or related groups of customers that aggregated more than 10.0% of total net sales.

During 1997, the Company had two related customers responsible for net sales in excess of 10.0% of total net sales. The sales to these two related customers are summarized below:

                                                           1997
                                                ---------------------------
                                                                 Percent of
                                                   Amount          sales
                                                ----------       ---------
Company A                                       $  713,664         9.41%
Company B                                          566,480         7.47%
                                                ----------       ------
                                                $1,280,144        16.88%
                                                ==========       ======

Total net sales                                 $7,586,476       100.00%
                                                 =========       ======


NOTE T - SUBSEQUENT EVENT

On March 17, 1999, the Company executed a promissory note with its President and Chief Executive Officer. The note bears interest at 8.0% and accrued interest is payable monthly. All principal and accrued, but unpaid, interest is due at the earlier of the receipt of proceeds from an anticipated equity offering or three months from the date of the note. The loan is unsecured.