Form 10QSB
period 1999-03-31
KARTS INTERNATIONAL INC
filed 1999-05-14
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE  ACT OF 1934

                  For the quarterly period ended March 31, 1999

              TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------     OF 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-23041
                                                 -------

                        KARTS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            75-2639196
 --------------------------                         -------------------------
  (State of incorporation)                           (IRS Employer ID Number)

           66204 Commercial Street, P. O. Box 695, Roseland, LA 70456
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (504) 747-1111
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES X   NO
                                                                 ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         May 14, 1999:              Common Stock: 5,574,298 shares
                                    Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):    YES      NO X
                                                                  ---    ---

                        KARTS INTERNATIONAL INCORPORATED

                Form 10-QSB for the Quarter ended March 31, 1999

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        26


Part II - Other Information

  Item 1   Legal Proceedings                                                29

  Item 2   Changes in Securities                                            29

  Item 3   Defaults Upon Senior Securities                                  29

  Item 4   Submission of Matters to a Vote of Security Holders              30

  Item 5   Other Information                                                30

  Item 6   Exhibits and Reports on Form 8-K                                 30


Signatures                                                                  30

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants




                         Independent Accountant's Report
                         -------------------------------


Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets as of March 31, 1999 and 1998 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring annual losses from operations and experiences seasonality of product demand which is principally focused in the last four (4) months of the calendar year. This seasonality of product demand impacts the Company's cash flows during the first eight (8) months of the calendar year. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                S. W. HATFIELD, CPA
                             (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
May 10, 1999





                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                   1999            1998
                                                              ------------    ------------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                  $    102,818    $  2,286,101
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $90,500 and $3,000, respectively                         954,788         263,023
     Recoverable income taxes                                       10,750         225,000
   Inventory                                                     1,829,933         870,572
   Prepaid expenses                                                352,057         217,803
                                                              ------------    ------------

     Total current assets                                        3,250,396       3,862,499
                                                              ------------    ------------

Property and equipment
   Building and improvements                                       932,437         448,209
   Equipment                                                       974,636         671,583
   Transportation equipment                                        143,469         125,640
   Furniture and fixtures                                          137,120         130,747
                                                              ------------    ------------
                                                                 2,187,662       1,376,179
   Accumulated depreciation                                       (319,084)       (162,755)
                                                              ------------    ------------
                                                                 1,868,578       1,213,424
   Land                                                             32,800          32,800
                                                              ------------    ------------

     Net property and equipment                                  1,901,378       1,246,224
                                                              ------------    ------------

Other assets
   Note receivable                                                 387,432            --
   Option to acquire an unrelated entity                           134,075            --
   Goodwill, net of accumulated amortization of
     approximately $6,414,452 and $444,148, respectively              --         5,415,275
   Organization costs, net of accumulated amortization
     of approximately $66,303 and $44,453, respectively             42,952          64,802
   Covenant not to compete, net of accumulated amortization
     of approximately $13,889 and $ -0-, respectively               86,111            --
   Other                                                            53,432          16,283
                                                              ------------    ------------

     Total other assets                                            704,002       5,496,360
                                                              ------------    ------------

     Total Assets                                             $  5,855,776    $ 10,605,083
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



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                1999            1998
                                                           ------------    ------------
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities
   Cash overdraft                                          $      1,047    $       --
   Notes payable to banks and others                            838,135            --
   Notes payable to affiliates                                  333,723            --
   Current maturities of long-term debt                          40,280          26,659
   Accounts payable  - trade                                  2,837,480         124,562
   Other accrued liabilities                                    415,309         137,022
   Customer deposits                                             27,900            --
   Accrued income and franchise taxes payable                      --           139,160
                                                           ------------    ------------

     Total current liabilities                                4,493,874         427,403
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities                    244,327         257,317
                                                           ------------    ------------

     Total liabilities                                        4,738,201         684,720
                                                           ------------    ------------


Commitments and contingencies


Shareholders' equity
 Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                   --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     5,574,298 and 4,854,133 shares
     issued and outstanding                                       5,574           4,854
   Additional paid-in capital                                14,377,782      13,040,090
   Accumulated deficit                                      (13,265,781)     (3,124,581)
                                                           ------------    ------------

     Total shareholders' equity                               1,117,575       9,920,363
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $  5,855,776    $ 10,605,083
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                                Three months   Three months
                                                   ended          ended
                                                  March 31,      March 31,
                                                    1999           1998
                                                -----------    -----------

Net Sales                                       $ 1,203,359    $   509,205
                                                -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                                1,355,578        694,442
   Depreciation                                      16,941         16,358
                                                -----------    -----------
     Total cost of sales                          1,372,519        710,800
                                                -----------    -----------

Gross profit                                       (169,160)      (201,595)
                                                -----------    -----------

Operating expenses
   Research and development expenses                  1,095          2,096
   Selling expenses                                  27,270         17,327
   General and administrative expenses              483,400        332,307
   Depreciation and amortization                     27,462         76,807
                                                -----------    -----------
     Total operating expenses                       539,227        428,537
                                                -----------    -----------

Income (loss) from operations                      (708,387)      (630,132)

Other income (expense)
   Interest expense                                 (61,958)       (20,369)
   Other                                             80,047         28,528
                                                -----------    -----------

Income before income taxes                         (690,298)      (621,973)

Provision for income taxes                             --             --
                                                -----------    -----------

Net loss                                           (690,298)      (621,973)

Other comprehensive income                             --             --
                                                -----------    -----------

Comprehensive income (loss)                     $  (690,298)   $  (621,973)
                                                ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted        $     (0.12)   $     (0.13)
                                                ===========    ===========

Weighted-average number
   of shares of common stock
   outstanding - basic and fully diluted          5,574,298      4,854,133
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



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                                              Three months   Three months
                                                                 ended          ended
                                                                March 31,      March 31,
                                                                  1999           1998
                                                              -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                           $  (690,298)   $  (621,973)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                               44,403         93,165
       Accrued interest income on note receivable                  (9,319)          --
       (Increase) Decrease in:
         Accounts receivable                                    1,355,869        200,022
         Income taxes recoverable                                  29,645           --
         Inventory                                                300,016         38,642
         Prepaid expenses                                        (137,826)       (45,664)
         Other                                                    (32,421)        (7,432)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities          (388,860)       (91,073)
         Customer deposits                                         27,900           --
         Accrued income taxes payable                                --            1,450
                                                              -----------    -----------
Cash flows used in operating activities                           499,109       (432,863)
                                                              -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity       (10,531)          --
   Cash paid for property and equipment                           (13,695)       (76,265)
                                                              -----------    -----------
Cash flows used in investing activities                           (24,226)       (76,265)
                                                              -----------    -----------

Cash flows from financing activities
   Decrease in cash overdraft                                      (8,106)          --
   Change in note payable to affiliates - net                     209,848           --
   Net activity on bank and other lines of credit                (726,580)          --
   Principal payments on long-term note payable                   (10,917)        (6,517)
                                                              -----------    -----------
Cash flows provided by financing activities                      (535,755)        (6,517)
                                                              -----------    -----------

Increase in cash                                                  (60,872)      (515,645)

Cash at beginning of period                                       163,690      2,801,746
                                                              -----------    -----------

Cash at end of period                                         $   102,818    $ 2,286,101
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



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                                          Three months Three months
                                                              ended        ended
                                                            March 31,    March 31,
                                                              1999        1998
                                                             --------    --------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $ 65,170    $ 20,369
                                                             ========    ========

     Income taxes paid (refunded) for the period             $(29,645)   $   --
                                                             ========    ========

Supplemental disclosure of non-cash
   investing and financing activities

     Transportation equipment purchased with notes payable   $ 17,829    $ 41,295
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B - GOING CONCERN

For the years ended December 31, 1998, 1997, and 1996, the Company experienced net losses from operations of approximately $3,930,000, $580,000, and $402,000, respectively and has utilized cash in operating activities of approximately $3,260,000, $220,000 and $110,000, respectively. The Company has also experienced senior management team turnover in both January 1997 and 1998. The Company's former management was unable to operate the Company's facilities in a manner that would allow the Company meet its order demand for product production during the fourth quarter of 1998 and, accordingly, incurred short-term financing from a non-financial institution lender to provide liquidity. Further, former management spent considerable time and financial resources in exploring possible merger or acquisition candidates and the results of these efforts were for the most part unsuccessful and diverted management time and resources from customer demands for product during the Company's heaviest demand period.

During the first quarter of 1999, the Company experienced positive cash flows from operations of approximately $499,000 and reduced its short-term borrowings from a non-financial institution lender by approximately $686,000. The Company's working capital deteriorated from approximately $(392,000) at December 31, 1998 to approximately $(1,243,000) at March 31, 1999; principally due to accounts receivable collections, which were used to reduce short-term debt and provide seasonal liquidity.

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

     The Company had no significant international sales during 1999 and 1998, respectively. The Company anticipates continuing international sales in future periods and is continuing to develop credit policies related to this revenue source.

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of March 31, 1999 and 1998, inventory consisted of the following components:

                                                       1999         1998
                                                    ----------   ----------
                       Raw materials                $1,600,442   $  772,722
                       Work in process                 137,151       49,035
                       Finished goods                   92,340       48,815
                                                    ----------   ----------
                                                    $2,129,949   $  870,572

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 3 to 25 years, using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

7.   Goodwill
     --------

     Goodwill   represents   the  excess  of  the  purchase  price  of  acquired
     subsidiaries over the fair value of net assets acquired and was being amortized over 25 years using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the year ended December 31, 1997, no charges to operations were made for impairments in the recoverability of goodwill. Current management, effective December 31, 1998, upon the realization that 1998 operational objectives were not met, recorded an impairment of future recoverability of goodwill equivalent to 100.0% of the unamortized goodwill incurred at the acquisition of Brister's Thunder Karts, Inc., USA Industries, Inc. and Straight Line Manufacturing, Inc.

8.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of March 31, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.  Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.


NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the quarters ended March 31, 1999 and 1998, the separate operating entities of the Company had credit risk exposures in excess of the FDIC coverage as follows:

                                             Highest    Lowest    Number of days
                      Entity                 exposure   exposure  with exposure
            --------------------------       --------   --------  --------------
Quarter ended March 31, 1999
----------------------------
         Brister's Thunder Karts, Inc.       $ 46,451   $    968         30
               USA Industries, Inc.          $ 33,253   $  1,141         19

Quarter ended March 31, 1998
----------------------------
         Karts International Incorporated    $ 21,278   $ 21,278          1
           Brister's Thunder Karts, Inc.     $162,063   $ 12,115         33
               USA Industries, Inc.          $ 73,714   $  3,953         73

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through March 31, 1999. As of March 31, 1999 and 1998, the Company had an unsecured outstanding reverse repurchase agreement of approximately $21,000 and $2,215,000, respectively. The Company incurred no losses during 1999 and 1998 as a result of any of these unsecured situations.


NOTE E - PROPERTY AND EQUIPMENT

Total depreciation expense charged to operations for the quarters ended March 31, 1999 and 1998 was approximately $30,343 and $25,795, respectively.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE F - NOTE RECEIVABLE

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


NOTE G - OPTION TO ACQUIRE AN UNRELATED ENTITY

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

During the first quarter of 1999, the Company paid an additional $10,531 in costs related to the acquisition of this option to acquire this entity.

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


NOTE H - NOTES PAYABLE TO BANKS AND OTHERS

The Company has two lines of credit with an aggregate face value of $2,000,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $1,000,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of March 31, 1999, an aggregate of approximately $773,451 is outstanding on these lines of credit. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender. The notes mature in September 1999.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE I - NOTES PAYABLE TO BANKS AND OTHERS - Continued

The notes bear a default interest of 15.0% (Lender's Base Rate of 8.0% plus 7.0%). In the event that the Company's pending equity offering raises a minimum of $1.5 million, the interest rate will be reduced to the Lender's Base Rate plus 3.0%. Further, the Agreement requires the payment of a one-time 1.0% commitment fee and the payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

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

The Company's Straight Line subsidiary has two separate term lines of credit:

         A $60,000 corporate line of credit payable to a bank with an outstanding balance of approximately $55,359 at March 31, 1999. This line of credit bears interest at the Bank's base rate plus 1.0% (8.75% at March 31, 1999). This line of credit requires monthly payments of approximately 2.0% of the outstanding principal plus all accrued, but unpaid, interest and fees. This line of credit is secured by a first mortgage on residential property owned by the former sole shareholder of Straight Line and the personal guaranty of the former sole shareholder and matures in November 1999.

         A $10,000 personal line of credit payable to a bank with an outstanding balance of approximately $9,325 at March 31, 1999. This line of credit bears at the Bank's base rate plus 3.0% (10.75% at March 31, 1999). This line of credit requires monthly payments of 1.8% of the outstanding principal balance plus all accrued, but unpaid, interest and fees. This line of credit is subject to the collateralization discussed above and this line of credit matures in November 1999.

A recap of notes payable consist of the following:
                                                    1999          1998
                                                   --------      --------
Inventory line of credit                           $526,625      $     --
Accounts receivable line of credit                  246,826            --
$60,000 corporate line of credit                     55,359            --
$10,000 personal line of credit                       9,325            --
                                                   --------      --------

   Total notes payable                             $838,135      $     --
                                                   ========      ========



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J - NOTES PAYABLE TO AFFILIATES
                                                                   1999        1998
                                                                  --------    --------
$225,000 note payable to the Company's President
   and Chief Executive Officer.  Interest at 8.0%.
   Accrued interest payable monthly.  Principal and
   accrued, but unpaid, interest is due at the earlier
   of the receipt of proceeds from an anticipated
   equity offering or three months from March 17,
   1999.  The loan is unsecured                                   $225,000    $     --

$50,000 note payable to the former sole shareholder
   of Straight Line.  Interest at 6.0%.  Principal and
   all accrued, but unpaid, interest is due at maturity
   in March 1999.  Secured by the Company's
   interest in the issued and outstanding stock
   of Straight Line Manufacturing, Inc.  Management
   anticipates restructuring this note on or before
   its scheduled maturity date                                      50,000          --

$73,875 note payable to the former sole shareholder
   of Straight Line.  Interest at 6.0%.  Principal only
   payment of $15,000 payable by January 31, 1999.
   Remaining principal and all accrued, but unpaid,
   interest is payable subject to the settlement of
   a product liability lawsuit against Straight Line
   Manufacturing, Inc. incurred prior to the Company's
   acquisition of Straight Line.  If the  lawsuit is settled
   prior to March 31, 1999; 50.0% of the principal and
   all accrued, but unpaid, interest will be due on
   October 1, 1999 and the balance will be due and payable
   on March 31, 2000. If the lawsuit is settled between
   March 31, 1999 and March 31, 2000, all principal
   and accrued, but unpaid, interest will be due and
   payable 210 days after the lawsuit settlement date
   or March 31, 2000, which ever is earlier.  If the
   lawsuit is settled after March 31, 2000, all principal
   and accrued, but unpaid, interest is due and payable
   30 days after the lawsuit settlement date                        58,723          --
                                                                  --------    --------

         Total related party long-term debt                       $333,723    $     --
                                                                  ========    ========



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K - LONG TERM DEBT TO BANKS AND OTHERS

Long-term debt payable to banks and others consist of the following at March 31, 1999 and 1998:

                                                                             1999         1998
                                                                           ---------    ---------
$20,770 installment note payable to a bank.  Interest at 7.75%.
   Payable in monthly installments of approximately $419,
   including accrued interest.  Final maturity in May 2002.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.      $  14,099    $  17,876

$23,122 installment note payable to a bank.  Interest at 8.25%
   Payable in monthly installments of approximately $726,
   including accrued interest.  Final maturity in March 2001
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.         16,021       23,097

$17,829 installment note payable to a bank.  Interest at 8.25%
   Payable in monthly installments of approximately $561,
   including accrued interest.  Final maturity in January 2002
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.         16,496           --

$27,677 note payable to an individual.  Interest at 7.0%. Payable in semi-monthly installments of approximately $200, including interest.  Secured by equipment owned by Brister's Thunder
   Karts, Inc.                                                                    --          740

$240,020 mortgage note payable to a bank.  Interest at the Bank's
   Commercial Base Rate (9.25% at March 31, 1999).  Payable in
   monthly installments of approximately $2,626, including accrued interest.  Final maturity in August 2010.  Collateralized by land
   and a building owned by USA Industries, Inc.                              213,995      220,703

$9,348 installment note payable to a bank.  Interest at 10.0%
   Payable in monthly installments of approximately $303,
   including accrued interest.  Final maturity in April 1999
   Collateralized by transportation equipment owned by USA
   Industries, Inc.                                                              233        3,387

$18,198 installment note payable to a bank.  Interest at 8.25%
   Payable in monthly installments of approximately $572,
   including accrued interest.  Final maturity in March 2001
   Collateralized by transportation equipment owned by USA
   Industries, Inc.                                                           12,601       18,173

$14,000 installment note payable to an equipment finance
   company.  Payable in monthly installments of approximately
   $345, including accrued interest.  Final maturity in May 2002
   Collateralized by equipment owned by USA Industries, Inc.                  11,162           --
                                                                           ---------    ---------
     Total long-term debt to banks and others                                284,607      283,976
         Less current maturities                                             (40,280)     (26,659)
                                                                           ---------    ---------
     Long-term portion                                                     $ 244,327    $ 257,317
                                                                           =========    =========



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K - LONG-TERM DEBT TO BANKS AND OTHERS - Continued

Future maturities of long-term debt are as follows:

                                       Year ending
                                      December 31,                   Amount
                                     --------------              --------------
                                          1999                    $    40,280
                                          2000                         41,342
                                          2001                         33,054
                                          2002                         20,052
                                          2003                         17,249
                                       2004 - 2008                    114,603
                                       2009 - 2013                     18,027
                                                                     --------
                                         Totals                   $   284,607
                                                                     ========


NOTE L - INCOME TAXES

The components of income tax (benefit)  expense for the quarters ended March 31,
1999 and 1998, respectively, are as follows:
                                                                       1999              1998
                                                                 --------------    --------------

                      Federal:
                           Current                                $          -      $          -
                           Deferred                                          -                 -
                                                                   -----------       -----------
                                                                             -                 -
                                                                   -----------       -----------
                      State:
                           Current                                           -                 -
                           Deferred                                          -                 -
                                                                   -----------       -----------
                                                                             -                 -
                                                                   -----------       -----------

                           Total                                  $          -      $          -
                                                                   ===========       ===========

As of March 31, 1999, the Company has a net operating loss carryforward of approximately $3,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended March 31, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       1999              1998
                                                                 --------------    --------------
Statutory rate applied to earnings (loss) before income taxes     $   (234,701)     $   (211,471)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                       --                --
   Other including reserve for deferred tax asset                      234,701           211,471
                                                                   -----------       -----------

     Income tax expense                                           $         --      $         --

                                                                   ===========        ==========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $18,075 for each of the quarters ended March 31, 1999 and 1998, respectively.

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


NOTE N - COMMON STOCK TRANSACTIONS

The terms of a March 31, 1996 private placement memorandum required the Company and/or a company owned by a current officer and director to issue additional shares to the original investors in the private placement memorandum in the event that the Company's securities, as listed on a published exchange or electronic bulletin board, did not equal$4.50 per share on March 31, 1998 (the second anniversary date of the closing of the private placement memorandum offering). The issuance of additional shares, if any is required, to the original investors will be done without additional compensation to the Company. To facilitate this contingency, the Company sold 233,333 restricted, unregistered shares of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account for the benefit of the original investors. In the event that no additional shares are required to be issued to the original investors, the shares held in escrow will be returned to the company owned by a current officer and director of the Company.

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



NOTE N - COMMON STOCK TRANSACTIONS - Continued

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


NOTE O - COMMON STOCK WARRANTS

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

                                 Warrants       Warrants
                                originally   outstanding at
                                  issued     March 31, 1999    Exercise price
                                ----------   --------------    --------------

1996 Warrants                      500,018        500,018      $4.50 per share
Underwriter's Warrants             155,000        155,000      $4.00 per share
1997 Warrants                    1,782,500      1,782,500      $4.00 per share
                                 ---------      ---------

Totals at March 31, 1999         2,504,185      2,437,518
                                 =========      =========

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE O - COMMON STOCK WARRANTS - Continued

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


NOTE Q - STOCK OPTIONS

The Company's Board of Directors has allocated an aggregate 125,377 shares of the Company's common stock for unqualified stock option plans for the benefit of employees of the Company and its subsidiaries.

During 1996, the Company granted options to purchase 59,355 shares of the Company's common stock to employees of the Company and its operating subsidiaries at an exercise price of $5.63 per share. These options expire at various times during 2001.

On January 30, 1997, the Board of Directors of the Company adopted a stock option plan providing for the reservation of an additional 66,667 shares of common stock for options to be granted to employees of the Company. Concurrent with this action, the Company granted options to purchase 6,667 shares of the Company's common stock at a price of $4.875 per shares to the Company's then Chief Financial Officer and the Company's Vice President of Marketing (VP Options). These options are exercisable after January 30, 1998 and expire on January 30, 2002. The options granted to the Company's former Chief Financial Officer expired concurrent with his termination in the first quarter of 1998.

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



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE Q - STOCK OPTIONS

In January 1999, as part of the Separation Agreement between the Company and its then President and Chief Executive Officer, the Company issued this individual options to purchase 15,000 shares of Common Stock at an option exercise price of $1.06 per share. This option was granted to replace options to purchase 200,000 shares of common stock which were effectively canceled at separation. These options are vested and expire on January 20, 2004.

There were no exercise of any options during the quarters ended March 31, 1999 and 1998 or for either of the years ended December 31, 1998 and 1997. The following table summarizes all options granted from 1996 to March 31, 1999.

                     Options       Options        Options          Options       Exercise price
                     granted      exercised      terminated      outstanding        per share
                  ------------  -------------  -------------    -------------   ----------------
1996 options          59,355             -              --           59,355     $          5.63
1997 VP options       13,334             -           6,667            6,667     $          4.875
1997 options          52,670             -              --           52,670     $          4.875
1998 options         265,000             -         210,000           55,000     $  1.06 - $3.50
1999 options          15,000             -              --           15,000     $          1.06
                     -------       -------         -------          -------

Totals               405,359            --         216,667          133,692
                     =======       =======         =======          =======

1998 Compensation Plan
----------------------

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



NOTE Q - STOCK OPTIONS - Continued

1998 Compensation Plan - continued
----------------------

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



NOTE R - COMMITMENTS AND CONTINGENCIES

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

Consulting and Patent Licensing
-------------------------------

The Company and the former owner executed a Licensing Agreement and a related Royalty Agreement. These agreements provide that the former owner will (1) license to the Company all of the Intellectual Property (as defined) currently owned by the former owner and being used by the Company or any subsidiary at terms at least as favorable as the former owner has received or could have received in arms-length transactions with third parties and (2) for a period of five years from the execution of the Licensing Agreement will license to the Company, at the Company's sole option, all Intellectual Property developed or owned by the former owner at any time subsequent to the Closing Date. The license referenced in section (2) above shall be exclusive to the Company. Intellectual Property is defined in the Stock Purchase Agreement as all domestic and foreign letters patent, patents, patent applications, patent licenses, software licenses and know-how licenses, trade names, trademarks, copyrights, unpatented inventions, service marks, trademark registrations and applications, service mark registrations and applications and copyright registrations and applications owned or used by the Company or any subsidiary in the operation of its business.

The Agreements are for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company was obligated to pay an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the quarters ended March 31, 1999 and 1998, respectively, the Company paid or accrued approximately $638 and $640 under this Agreement.

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


NOTE S - SIGNIFICANT CUSTOMERS

During the quarters ended March 31, 1999 and 1998, the Company has no single or group of affiliated customers that are responsible for more than 10.0% of total net sales.

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


Results of Operations
---------------------

Three months ended March 31, 1999 as compared to the three months ended March 31, 1998
--------------------------------------------------------------------------------

The Company experienced net sales of approximately $1.2 million for the three months ended March 31, 1999 as compared to net sales of approximately $509,000 for the three months ended March 31, 1998. Sales have increased due to management efforts to create retail product demand and the creation of various promotional products and pricing for the first quarter of 1999. The Company's sales demand remains highly seasonal. Current Company management has instituted various sales and marketing strategies, including the pursuit of additional distribution channels, including potential mass merchandiser or buying group customers, and geographic areas which management believes are under served, to improve its sales during the Company's traditional slow demand periods. Additionally, the Company continues to explore contract manufacturing opportunities to attempt to better utilize the Company's facilities and equipment during the first six months of the year.

Due to the increase in unit sales during the first quarter of 1999 as compared to the first quarter of 1998, the Company was better able to absorb its fixed manufacturing costs and experienced an improvement in its gross profit margin from approximately $(202,000) in the first quarter of 1998 as compared to approximately $(169,000) for the first quarter of 1999. The Company has added no significant capital assets to its production facilities and the charge to cost of sales for depreciation remains relatively constant during the respective first quarters of 1999 and 1998. Total cost of sales expenses rose from approximately $694,000 to approximately $1.356 million predominately as a result of the increased material usage and direct labor related to the increase in unit sales.

Operating expenses have increased by approximately $111,000 from the first quarter of 1998 to the first quarter of 1999. This change relates predominately to increases in general and administrative salaries during the respective
quarters  of   approximately   $291,000  for  the  first  quarter  of  1999  and
approximately $149,000 during the first quarter of 1998. The Company also experienced lesser increases in selling expenses and other general and administrative costs. Management consistently monitors corporate overhead expenses at each operating subsidiary level and further anticipates that current expenditure levels will remain relatively constant during future periods.

For the three months ended March 31, 1999, the Company incurred a net loss of approximately $(690,000) as compared to approximately $(622,000) for the three months ended March 31, 1998. Contributing to this approximate $(68,000) increase in the net loss is the increase in interest expense of approximately $42,000 related to the Company's continued use of short-term financing from a non-financial institution lender which began at the end of the third quarter of 1998.


Additional Operations information.
----------------------------------

The Company currently has approximately ten product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. However, there is no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $6,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.


Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company had positive (negative) working capital of approximately $(1.243) million as compared to approximately $ 3.435 million at March 31, 1998. During the first quarter of 1999, the Company experienced positive cash flows from operations of approximately $499,000 as compared to using cash in operations during the first quarter of 1998 of approximately $(432,000). This improvement in cash flows was due to the collection of approximately $1.3 million in accounts receivable and the utilization of excess inventories of raw materials carried forward from the fourth quarter of 1998 of approximately $300,000. However, this improvement in operating cash flows also caused a negative change in working capital from approximately $(392,000) at December 31, 1998 to approximately $(1,243,000) at March 31, 1999 as a result of the aforementioned collection of accounts receivable and utilization of inventory.

During the first quarter of 1999, the Company expended cash of approximately $14,000 in additions to property and equipment. Further, the Company incurred long-term installment debt of approximately $18,000 for transportation equipment which was financed through the Company's primary financial institution. The long-term debt is collateralized by the related transportation equipment, is for a term of three years and bears interest at 8.25%.

The Company has identified no further significant capital requirements for 1999. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.


Three months ended March 31, 1998 as compared to the three months ended March 31, 1997
--------------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company completed its detailed review by March 31, 1999 and anticipates completing any modifications, upgrades or replacements during the second quarter of 1999. As of March 31, 1999, the Company anticipates that the total expenditures related to Y2K matters to be less than $10,000.

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

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   a)    Exhibits
         --------
         None

   b)    Reports on Form 8-K
         -------------------
         January 13, 1999         Reporting the resignation of Robert M. Aubrey,
                                  President, Chief Executive Officer and Member of the Board of Directors.



--------------------------------------------------------------------------------



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KARTS INTERNATIONAL INCORPORATED


May   14  , 1999                              /s/ Charles Brister
    ------                       -----------------------------------------------
                                                  Charles Brister
                                 President, Chief Executive Officer and Director


May   14  , 1999                              /s/ Richard N. Jones
    ------                       -----------------------------------------------
                                                  Richard N. Jones
                                              Chief Accounting Officer