Form 10QSB
period 1999-06-30
KARTS INTERNATIONAL INC
filed 1999-08-16
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------   ACT OF 1934

                  For the quarterly period ended June 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


                         Commission File Number: 0-23041
                                                 -------

                        Karts International Incorporated
        (Exact name of small business issuer as specified in its charter)

      Nevada                                                    75-2639196
------------------------                                 -----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 1999:

                  Common Stock: 5,574,298 shares
                  Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):  YES     NO X

                        Karts International Incorporated

                 Form 10-QSB for the Quarter ended June 30, 1999

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis or Plan of Operation        26


Part II - Other Information

  Item 1 - Legal Proceedings                                                28

  Item 2 - Changes in Securities                                            28

  Item 3 - Defaults Upon Senior Securities                                  28

  Item 4 - Submission of Matters to a Vote of Security Holders              28

  Item 5 - Other Information                                                28

  Item 6 - Exhibits and Reports on Form 8-K                                 29


Signatures 29

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



                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets as of June 30, 1999 and 1998 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations and comprehensive income for the six and three months ended June 30, 1999 and 1998, respectively, and the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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



                                                             S. W. HATFIELD, CPA
                                          (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
August 12, 1999




                       Use our past to assist your future sm


P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                           3                          SWHCPA@aol.com


                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                   (Unaudited)

                                                                       1999           1998
                                                                 ----------------------------

                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                     $     74,325    $    812,593
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $90,500 and $3,000, respectively                          1,608,292         325,708
     Other                                                             25,090         227,000
   Inventory                                                        1,806,372       1,896,170
   Prepaid expenses                                                   357,103         249,420
                                                                 ------------    ------------

     Total current assets                                           3,871,182       3,510,891
                                                                 ------------    ------------

Property and equipment
   Building and improvements                                          994,269         582,182
   Equipment                                                          975,165         719,215
   Transportation equipment                                           148,669         125,640
   Furniture and fixtures                                             152,630         128,060
                                                                 ------------    ------------
                                                                    2,270,733       1,555,097
   Accumulated depreciation                                          (349,427)       (197,188)
                                                                 ------------    ------------
                                                                    1,921,306       1,357,909
   Land                                                                32,800          32,800
                                                                 ------------    ------------

     Net property and equipment                                     1,954,106       1,390,709
                                                                 ------------    ------------

Other assets
   Note receivable                                                    396,750            --
   Option to acquire unrelated entity                                 138,021            --
   Deferred costs related to financing and capital acquisition        383,060            --
   Goodwill, net of accumulated amortization of
     approximately $502,687 and $502,687, respectively                   --         5,356,736
   Organization costs, net of accumulated amortization
     of approximately $71,766 and $49,916, respectively                37,489          59,339
   Covenant not to compete, net of accumulated amortization
     of approximately $22,223 and $-0-, respectively                   77,777            --
   Other                                                               53,421          16,482
                                                                 ------------    ------------

     Total other assets                                             1,086,518       5,432,557
                                                                 ------------    ------------

     Total Assets                                                $  6,911,806    $ 10,334,157
                                                                 ============    ============


                                  - Continued -


                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 1999 and 1998

                                   (Unaudited)

                                                                1999            1998
                                                            ----------------------------

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities
   Notes payable to banks and others                       $    420,205    $       --
   Notes payable to affiliates                                  298,331            --
   Current maturities of long-term debt                          40,280          25,919
   Accounts payable  - trade                                  1,860,306         518,854
   Other accrued liabilities                                    281,102          24,229
   Accrued income and franchise taxes payable                       700          73,579
                                                           ------------    ------------

     Total current liabilities                                2,900,924         642,581
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities                    236,254         254,489
   Debenture payable                                          1,500,000            --
                                                           ------------    ------------

     Total liabilities                                        4,637,178         897,070
                                                           ------------    ------------

Shareholders' equity Preferred stock - $0.001 par value
     10,000,000 shares authorized
     1,550,000 and 0 issued and outstanding                        --              --
   Common stock - $0.001 par value
     14,000,000 shares authorized. 5,574,298
     and 4,854,133 shares issued and outstanding                  5,574           4,854
   Additional paid-in capital                                14,377,782      13,453,502
   Accumulated deficit                                      (13,658,728)     (4,021,269)
                                                           ------------    ------------

     Total shareholders' equity                               2,274,628        9,437 087
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $  6,911,806    $ 10,334,157
                                                           ============    ============



                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                        Six months     Six months    Three months   Three months
                                          ended          ended         ended          ended
                                         June 30,       June 30,      June 30,       June 30,
                                           1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------

Revenues
   Kart sales - net                    $ 3,665,762    $ 1,731,939    $ 2,462,403    $ 1,222,734
                                       -----------    -----------    -----------    -----------

Cost of Sales
   Purchases and direct expenses         3,611,062      1,701,722      2,255,484      1,007,280
   Depreciation                             33,882         35,799         16,941         19,441
                                       -----------    -----------    -----------    -----------
      Total cost of sales                3,644,944      1,737,521      2,272,425      1,026,721
                                       -----------    -----------    -----------    -----------

Gross Profit                                20,818         (5,582)       189,978        196,013
                                       -----------    -----------    -----------    -----------

Operating Expenses
   Research and development expenses         7,773         15,379          6,678         13,283
   Selling, general and
     administrative expenses             1,007,034        938,981        496,364        589,347
   Compensation expense related
     to common stock issuances
     at less than "fair value" for
     reorganization, restructuring
     and consulting costs                     --          413,412           --          413,412
   Depreciation and amortization            54,924        154,228         27,462         77,421
                                       -----------    -----------    -----------    -----------
      Total operating expenses           1,069,731      1,522,000        530,504      1,093,463
                                       -----------    -----------    -----------    -----------

Income (loss) from Operations           (1,048,913)    (1,527,582)      (340,526)      (897,450)

Other Income (Expenses)
   Interest and other miscellaneous         96,846         43,424         16,799         14,896
   Interest expense                       (131,178)       (34,503)       (69,220)       (14,134)
                                       -----------    -----------    -----------    -----------

Loss before Income Taxes                (1,083,245)    (1,518,661)      (392,947)      (896,688)

Income Tax (Expense) Benefit                  --             --             --             --
                                       -----------    -----------    -----------    -----------


Net Loss                                (1,083,245)    (1,518,661)      (392,947)      (896,688)

Other Comprehensive Income                    --             --             --             --
                                       -----------    -----------    -----------    -----------

Comprehensive Income (Loss)            $(1,083,245)   $(1,518,661)   $  (392,947)   $  (896,688)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average share
   of common stock outstanding
   - basic and fully diluted                $(0.19)        $(0.31)        $(0.07)       $(0.18)
                                             =====          =====          =====         =====

Weighted-average number
   of shares of common
   stock outstanding - basic
   and fully diluted                     5,574,298      4,854,133      5,574,298      4,854,133
                                       ===========    ===========    ===========    ===========



                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                Six months    Six months
                                                                   ended         ended
                                                                  June 30       June 30,
                                                                   1999          1998
                                                              -----------    -----------

Cash flows from operating activities
   Net income (loss) for the period                           $(1,083,245)   $(1,518,661)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                               54,924        154,228
       Accrued interest income on note receivable                 (18,637)          --
       Compensation expense related to common
         stock issuances at less than "fair value"
         for reorganization, restructuring and
         consulting costs                                            --          413,412
       (Increase) Decrease in:
         Accounts receivable-trade and other                      717,720        135,337
         Inventory                                                323,577       (986,956)
         Prepaid expenses and other                              (175,545)       (84,912)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities        (1,500,241)       190,426
         Accrued income taxes payable                                 700        (64,131)
                                                              -----------    -----------
Cash flows used in operating activities                        (1,680,747)    (1,761,257)
                                                              -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity       (14,477)          --
   Cash paid for property and equipment                           (62,884)      (217,811)
                                                              -----------    -----------
Cash flows used in investing activities                           (77,361)      (217,811)
                                                              -----------    -----------

Cash flows from financing activities
   Decrease in cash overdraft                                      (9,153)          --
   Cash received from sale of Convertible Preferred Stock       1,550,000           --
   Cash paid for loan and capital acquisition costs              (383,060)          --
   Change in notes payable to affiliate - net                     174,456           --
   Net activity on bank and other lines of credit              (1,144,510)          --
   Principal received on long-term debt                         1,500,000           --
   Principal payments on long-term note payable                   (18,990)       (10,085)
                                                              -----------    -----------
Cash flows provided by financing activities                     1,668,743        (10,085)
                                                              -----------    -----------

Increase (Decrease) in cash                                       (89,365)    (1,989,153)

Cash at beginning of period                                       163,690      2,801,746
                                                              -----------    -----------

Cash at end of period                                         $    74,325    $   812,593
                                                              ===========    ===========




                                  - Continued -


                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                             Six months   Six months
                                                               ended        ended
                                                              June 30      June 30,
                                                               1999         1998
                                                            -----------  -----------

Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $ 135,713    $  34,503
                                                             =========    =========

     Income taxes paid (refunded) for the period             $    (700)   $   2,000
                                                             =========    =========

Supplemental disclosure of non-cash
   investing and financing activities

     Transportation equipment purchased with notes payable   $  17,829    $  41,295
                                                             =========    =========



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


Note B - Liquidity Contingency

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

Management has taken the following actions to stabilize the Company's financial position for future periods: 1) initiated plans to dissolve its separate sales and marketing company subsidiary which focused on the sale of customized promotional "fun karts" to various national companies and consolidated this sales effort into existing functions within the Company; 2) initiated plans to consider the relocation and/or consolidation of manufacturing or sales activities within other existing facilities of the Company; 3) initiated cost control measures related to the use of direct labor and material purchasing to maximize the utilization of overstocked positions that existed at December 31, 1998; 4) terminated excess management and supervisory personnel hired by former management and reorganized Company management and operational teams along consolidated Company lines rather than individual operating subsidiary lines as implemented by former management and 5) is reevaluating its product lines, costs of manufacture, selling prices and customer relations to maximize unit sales and gross profitability during the Company's slower sales seasons of the calendar year. Management has also completed plans to raise additional capital through the sale of equity securities which provided additional working capital and improved liquidity.

Management believes that its successful efforts to raise additional capital through the sale of equity securities and/or new debt financing have provided additional cash flows for the liquidation of short-term debt and support of ongoing operations. The Company continues to maintain a strong consumer demand for its products and a backlog of orders in excess of the Company's historical demand.

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

2)   Accounts and advances receivable
     --------------------------------

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

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued

3)   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of June 30, 1999 and 1998, inventory consisted of the following components:

                                                 1999               1998
                                              ----------         ----------
                      Raw materials           $1,607,785         $1,700,411
                      Work in process             96,991            127,780
                      Finished goods             101,596             15,760
                                              ----------         ----------
                                              $1,806,372         $1,896,170

4)   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 3 to 25 years, using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5)   Covenant not to compete
     -----------------------

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

6)   Organization costs
     ------------------

     Costs related to the restructuring and reorganization of the Company have been capitalized and are being amortized over a five year period using the straight-line method.

7)   Goodwill
     --------

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

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued

8)   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of June 30, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

10.  Fair Value of Financial Instruments
     -----------------------------------

     The carrying value of cash, accounts receivable, accounts payable and short and long-term debt approximates the fair market value due to either their short term maturities and/or the proximity of current market positions as compared to the market values at the time the transactions were entered into .

11.  Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the quarters ended June 30, 1999 and 1998, the separate operating entities of the Company had credit risk exposures in excess of the FDIC coverage as follows:


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note D - Concentrations of Credit Risk - continued
                                                        Highest            Lowest         Number of days
                        Entity                          exposure           exposure        with exposure
           --------------------------------             --------          ----------      --------------

Six months ended June 30, 1999
------------------------------
           Karts International Incorporated             $155,329           $4,301              19
             Brister's Thunder Karts, Inc.              $149,897           $  968              51
                 USA Industries, Inc.                   $181,416           $1,141              46

Six months ended June 30, 1998
------------------------------
           Karts International Incorporated             $121,321           $1,806              95
             Brister's Thunder Karts, Inc.              $289,204           $  601              83
                 USA Industries, Inc.                   $ 73,714           $  984             132



Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through June 30, 1999. As of June 30, 1999 and 1998, the Company had an unsecured outstanding reverse repurchase agreement of approximately $75,000 and $670,000, respectively. The Company incurred no losses during 1999 and 1998 as a result of any of these unsecured situations.

Note E - Property and Equipment

Total depreciation expense charged to operations for the quarters ended June 30, 1999 and 1998 was approximately $60,686 and $58,655, respectively.

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

Note G - Option to Acquire an Unrelated Entity

Effective December 1, 1998, the Company acquired from an unrelated entity certain assets for cash of $56,000. The unrelated entity is a concession kart manufacturer located in Daytona Beach, Florida. The shareholders of the unrelated entity ( Shareholders) also granted the Company an option (Option) to acquire 100.0% of the issued and outstanding shares of the unrelated entity's common stock based on a financial formula defined in the Option. During the six months of 1999, the Company paid an additional $14,477 in costs related to the acquisition of this option to acquire this entity.

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note G - Option to Acquire an Unrelated Entity - continued

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

Note H - Notes Payable to Banks and Other

The Company has two lines of credit with an aggregate face value of $2,000,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $1,000,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of June 30, 1999, an aggregate of approximately $420,205 is outstanding on these lines of credit. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender.

The notes bear a default interest of 15.0% (Lender's Base Rate of 8.0% plus 7.0%). Upon the Company's equity offering of $1.5 million, the interest rate was reduced to the Lender's Base Rate plus 3.0%. Further, the Agreement requires the payment of a one-time 1.0% commitment fee and the payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

The Agreement contains certain restrictive covenants related to the Company's business operations and financial ratios. As of December 31, 1998, the Company was not in compliance with all covenants in the Agreement. The lender notified the Company on February 22, 1999 of certain defaults on the Agreement and the lender granted a waiver of the notified defaults on March 8, 1999.


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note J - Notes Payable to Affiliates
                                                                                    1999          1998
                                                                                 ---------     ---------

$225,000  note  payable  to  the  Company's  President  and   Chief
  Executive  Officer.  Interest at 8.0%.  Accrued  interest payable monthly.  Principal and accrued,  but unpaid,  interest is due at the earlier of the receipt of proceeds from an anticipated equity offering  or  three  months  from  March  17,  1999.  The loan is
  unsecured.                                                                     $212,055      $     -

$50,000 note  payable  to the former sole  shareholder  of Straight
  Line.  Interest at 6.0%.  Principal and all accrued,  but unpaid, interest  is  due at  maturity  in  March  1999.  Secured  by the
  Company's  interest  in  the  issued  and  outstanding  stock  of
  Straight  Line   Manufacturing,   Inc.   Management   anticipates
  restructuring this note on or before its scheduled maturity date.                50,000            -

$73,875 note payable to  the former sole  shareholder  of  Straight
  Line. Interest at 6.0%. Principal only payment of $15,000 payable by January 31, 1999.  Remaining  principal  and all accrued,  but unpaid,  interest  is  payable  subject  to the  settlement  of a product  liability  lawsuit against Straight Line  Manufacturing,
  Inc.  incurred  prior to the  Company's  acquisition  of Straight
  Line. If the lawsuit is settled prior to March 31, 1999; 50.0% of the principal and all accrued,  but unpaid,  interest will be due on October  1, 1999 and the  balance  will be due and  payable on
  March 31, 2000. If the lawsuit is settled  between March 31, 1999 and March 31,  2000,  all  principal  and  accrued,  but  unpaid, interest  will be due and  payable  210 days  after  the  lawsuit settlement date or March 31, 2000, which ever is earlier.  If the lawsuit  is settled  after  March 31,  2000,  all  principal  and accrued,  but  unpaid,  interest is due and payable 30 days after
  the lawsuit settlement date.                                                     36,276            -
                                                                                 --------      -------

         Total related party long-term debt                                      $298,331      $     -
                                                                                 ========      =======





                                                                              15







         Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at March 31, 1999 and 1998:

                                                                                   1999            1998
                                                                                ---------       ---------
$20,770  installment  note  payable to  a bank.  Interest at 7.75%.
  Payable in monthly  installments of approximately $419, including accrued interest. Final maturity in May 2002. Collateralized by a
  vehicle owned by Brister's Thunder Karts, Inc.                                 $ 13,110        $ 17,267


$23,122  installment  note  payable to a  bank.  Interest at 8.25%.
  Payable in monthly  installments of approximately $726, including accrued interest. Final maturity in March 2001. Collateralized by
  a vehicle owned by Brister's Thunder Karts, Inc.                                 14,162          21,957


$17,829  installment  note  payable to  a bank.  Interest at 8.25%.
  Payable in monthly  installments of approximately $561, including accrued interest. Final maturity in January 2002.  Collateralized
  by a vehicle owned by Brister's Thunder Karts, Inc.                              15,592               -


$240,020 mortgage  note payable to a  bank.  Interest at the Bank's
  Commercial  Base  Rate  (9.25%  at March 31,  1999).  Payable  in
  monthly installments of approximately  $2,626,  including accrued interest.  Final maturity in August 2010.  Collateralized by land
  and a building owned by USA Industries, Inc.                                    210,594         221,048



$9,348  installment  note  payable  to a  bank.  Interest at 10.0%.
  Payable in monthly  installments of approximately $303, including accrued interest. Final maturity in April 1999. Collateralized by
  transportation equipment owned by USA Industries, Inc.                               -            2,858



$18,198  installment  note payable  to a  bank.  Interest at 8.25%.
  Payable in monthly  installments of approximately $572, including accrued interest. Final maturity in March 2001. Collateralized by
  transportation equipment owned by USA Industries, Inc.                           11,114          17,278



$14,000 installment  note payable to an  equipment finance company.
  Payable in monthly  installments of approximately $345, including accrued interest.  Final maturity in May 2002.  Collateralized by
  equipment owned by USA Industries, Inc.                                          11,962               -
                                                                                 --------         -------



     Total long-term debt to banks and others                                     276,534         280,408
         Less current maturities                                                  (40,280)        (25,919)
                                                                                 --------         -------

     Long-term portion                                                           $236,254        $254,489
                                                                                  =======         =======


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Long-Term Debt to Banks and Others - Continued

Future maturities of long-term debt are as follows:

                                       Year ending
                                      December 31,               Amount
                                      ------------           --------------
                                          1999                 $ 40,280
                                          2000                   41,342
                                          2001                   33,054
                                          2002                   20,052
                                          2003                   17,249
                                       2004 - 2008              114,603
                                       2009 - 2013                9,954
                                                              ---------
                                         Totals                $276,534
                                                              =========

Note L - Debenture Payable

On June 3, 1999, the Company issued a $1,500,000 debenture payable to a foundation who is also a shareholder in the Company. The debenture matures on May 31, 2004 and bears interest at 12.0%. The debenture requires monthly payments of interest only. The debenture may be converted into common stock of the Company at an exchange rate of $0.375 per share at any time at the option of the debenture holder and the Company may require conversion if the closing price of the Company's common stock is in excess of $4.00 per share for 25 consecutive trading days. The debenture may be prepaid in total or in part on or after the 2nd anniversary date of the debenture upon 30 days notice being given by the Company and the payment of a 12.0% liquidation charge of the amount being prepaid. The debenture is collateralized by all cash, accounts receivable, inventory and equipment owned by the Company and its subsidiaries, subordinate to the Company's line of credit facility with a non-financial institution lender.

All parties to the debenture agreement have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which is currently scheduled for August 31, 1999.

Note M - Income Taxes

The components of income tax (benefit) expense for the quarters ended June 30, 1999 and 1998, respectively, are as follows:
                                                     1999             1998
                                                   -----------     ------------
                 Federal:
                      Current                      $         -     $          -
                      Deferred                               -                -
                                                   -----------      -----------
                                                             -                -
                                                   -----------      -----------
                 State:
                      Current                         -                 -
                      Deferred                               -                -
                                                   -----------      -----------
                                                             -                -
                                                   -----------      -----------

                      Total                       $          -     $          -
                                                   ===========      ===========

         Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - continued

As of June 31, 1999, the Company has a net operating loss carryforward of approximately $3,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended June 30, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                                1999            1998
                                                                              ----------       ----------

Statutory rate applied to earnings (loss) before income taxes                 $(368,303)       $(314,018)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                                 -                -
   Other including reserve for deferred tax asset                               368,303          314,018
                                                                              ---------        ---------

     Income tax expense                                                       $       -        $       -
                                                                              =========        =========


Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $36,150 for each of the six months ended June 30, 1999 and 1998, respectively.

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

Note N - Convertible Preferred Stock

On June 30, 1999, the Company sold $1,550,000 in Convertible Preferred Stock (Preferred Stock) subject to a Private Placement Memorandum. The Preferred Stock bears a dividend of 9.0%, payable semi-annually in either cash or common stock of the Company. The Preferred Stock is convertible into shares of common stock at a conversion rate of $0.25 per share at the option of the holder at any time between issuance and June 30, 2003. The Preferred Stock mandatorily converts to common stock on June 30, 2003. The Preferred Stock is redeemable by the Company on or after March 31, 2000, in whole or part, at the option of the Company at a redemption price of 109%, plus accrued dividends, if any.

All parties to the Preferred Stock issue have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which is currently scheduled for August 31, 1999.

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note O - Common Stock Transactions

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



                                             Warrants              Warrants
                                            originally          outstanding at
                                              issued             June 30, 1999     Exercise price
                                            ----------          --------------     ---------------

1996 Warrants                                 500,018               500,018        $4.50 per share
Underwriter's Warrants                        155,000               155,000        $4.00 per share
1997 Warrants                               1,782,500             1,782,500        $4.00 per share
                                            ---------             ---------

Totals at June 30, 1999                     2,504,185             2,437,518
                                            =========             =========

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

                                            Net income          # of shares
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

There were no exercise of any options during the six months ended June 30, 1999 and 1998 or for either of the years ended December 31, 1998 and 1997. The following table summarizes all options granted from 1996 to June 30, 1999.



                          Options        Options          Options          Options          Exercise price
                          granted       exercised        terminated       outstanding       per share
                         ---------      ---------        ----------       -----------       --------------

     1996 options           59,355              -                 -           59,355         $5.63
     1997 VP options        13,334              -             6,667            6,667         $4.875
     1997 options           52,670              -                 -           52,670         $4.875
     1998 options          265,000              -           210,000           55,000         $1.06 - $3.50
     1999 options           15,000              -                 -           15,000         $1.06
                          --------          -----         ---------         --------

     Totals                405,359              -           216,667          133,692
                          ========          =====         =========         ========


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note Q - Stock Options - Continued

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 1998 and 1997, respectively.

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

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note R - Commitments and Contingencies

Litigation - Continued

On February 4, 1997, litigation was filed against the Company and Brister's in an action to have Brister's product liability insurance coverage (discussed in the preceding paragraph) declared null and void as a result of a payment by Brister's insurance underwriter in settlement of a product liability lawsuit. Legal counsel is of the opinion that this action has questionable merit and the determination of an outcome, if any, is unpredictable at this time. The Company is vigorously defending the action. Additionally, the Company is pursuing a counteraction against the underwriter's agent for potential misrepresentations made by the agent to the underwriter regarding Brister's during the acquisition of the aforementioned commercial liability insurance coverage. During 1998, a summary judgment was granted in favor of Brister's dismissing the claim. The plaintiff appealed the summary judgment decision. On June 16, 1999, the United States Court of Appeals - Fifth Circuit affirmed the initial trial findings in favor of the Company and Brister's with no further exposure to the Company or Brister's as a result of this litigation.

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

The Agreements are for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company was obligated to pay an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the quarters ended June 30, 1999 and 1998, respectively, the Company paid or accrued approximately $3,984 and $2,660 under this Agreement.

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

Note S - Significant Customers

During the six months ended June 30, 1999 and 1998, the Company has no single or group of affiliated customers that are responsible for more than 10.0% of total net sales.

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

Results of Operations

Six months ended June 30, 1999 as compared to the six months ended June 30, 1998

The Company experienced net revenues of approximately $3.7 million and $2.5 million for the six and three months ended June 30, 1999, respectively as compared to approximately $1.7 million and $1.2 for the comparable six and three month periods of 1998. The current year's net revenues for the six and three months ended June 3O, 1999 represented a 118% and 108% increase, respectively, over the same periods last year. The Company is encouraged by the growing demand for its products experienced during the first six months of the year as a result of increased distribution channels and expansion of the geographic areas where its products are being distributed. The increase in net revenues was attributable to increased sales to mass merchandisers, sales of promotional karts and rental karts.

Gross profit was positively impacted by both the increase in volume which provided for higher plant utilization and increased selling prices which began to take effect late in the second quarter. As a result, the Company earned a gross profit of approximately $20,800 and $190,000, respectively for the six month and three month periods ended June 30, 1999, as compared to $(5,600) and $196,000, respectively, during the same period last year. Management expects its gross profit to continue to improve as production levels and average selling prices increase and overhead costs are reduced further.

Operating expenses, including depreciation and amortization, were approximately $1,070,000 and $1,522,000 for the respective six month periods ended June30, 1999 and 1998 and approximately $530,000 and $1,093,000 for the second quarter in 1999 and 1998, respectively. The majority of the reduction in operating expenses resulted from the recording of a one-time non-cash charge of approximately $413,000 during the second quarter of 1998. The Company's plan for reducing operating expenses has been successful in significantly reducing expenses from the levels which were being incurred during the third and fourth quarters of 1998. Management will continue to monitor operating expenses to keep them in line with anticipated sales and production volumes.

Other income (expense) was approximately $(34,000) and $(52,000) for the respective six and three month periods ended June 30, 1999 as compared to approximately $9,000 and $1,000 for the same periods last year. The change is chiefly due to an increase m interest expense during both the six and three month periods resulting from higher levels of borrowing to fund the Company's working capital needs.

For the six months ended June 30, 1999, the Company incurred a net loss of approximately $(1,083,O00) compared to a net loss of approximately $(1,519,000) for the same period in 1998. The Company incurred a net loss of approximately $(393,000) and $(897,00O), respectively for the three months ended June 30,1999 and 1998. Company's management expects results of operations to continue to improve throughout the balance of the year as the Company enters into its traditionally busy season

Additional Operations information.

The Company currently has approximately eight product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

There is no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $6,000,000 in the aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will he able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals and videos and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

Liquidity and Financial Condition

As of June 30, 1999, the Company had positive working capital of approximately $970,000 as compared to approximately $2,868,000 at June 30, 1998. During the first six months of 1999 and 1998, the Company experienced negative cash flows from operations of approximately $( 1,681,000) and $( 1,761,000), respectively. Cash used to bind the Company's operating loss and to reduce accounts payable and other liabilities was mitigated by a reduction in excess inventory carried into the beginning of the year and collections of accounts receivable during the six months ended June 30, 1999.

In order to alleviate the severe working capital shortage facing the Company at the beginning of 1999, the Company sold approximately $1,550,000 of preferred stock through a private placement and issued $1,500,000 of convertible subordinated debentures during the second quarter of 1999. Additionally, the Company incurred approximately $225,000 of debt from an affiliate to fund its short term cash requirements. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital.

The Company believes that the proceeds from the sale of preferred stock and from the issuance of the convertible debenture assured that a supply of critical manufacturing components and supplies and sufficient working capital will be available to meet the Company's operational requirements as it enters its historically profitable season.

Capital Requirements

The Company expended cash of approximately $63,000 in additions to property and equipment, of which approximately $52,000 was for additions to its Prattville, Alabama facility and approximately $8,000 for upgrades and modifications to the Company's computer systems related to Y2K preparedness, during the first six months of 1999. Management believes that the additions to the Prattville, Alabama facility will ensure sufficient production capacity and improved production flow efficiency to more timely meet the increased consumer demand for the Company's products produced in this facility. The Company has identified no further significant capital requirements for 1999.

Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. The focus of current management continues to be on returning the Company to profitability.

Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company has its detailed review and taken steps to upgrade and modify its computer hardware and software as of June 30, 1999. The Company anticipates completing any further modifications, upgrades or replacements by September 30, 1999. As of June 30, 1999, the Company anticipates that the total expenditures related to Y2K matters to be approximately $10,000., of which approximately $8,000 has been expended through June 30, 1999.

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


Part II - Other Information

Item 1 - Legal Proceedings

   See accompanying notes to the consolidated financial statements

Item 2 - Changes in Securities

   On June 30, 1999, the Company sold $1,550,000 in Convertible Preferred Stock (Preferred Stock) subject to a Private Placement Memorandum. The Preferred Stock bears a dividend of 9.0%, payable semi-annually in either cash or common stock of the Company. The Preferred Stock is convertible into shares of common stock at a conversion rate of $0.25 per share at the option of the holder at any time between issuance and June 30, 2003. The Preferred Stock mandatorily converts to common stock on June 30, 2003. The Preferred Stock is redeemable by the Company on or after March 31, 2000, in whole or part, at the option of the Company at a redemption price of 109%, plus accrued dividends, if any.

   All parties to the Preferred Stock issue have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which is currently scheduled for August 31, 1999.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K


1)     Exhibits
       --------
        27-Financial Data Schedule

2)     Reports on Form 8-K
       -------------------
       June 30, 1999 - Reporting of the issuance of 9.0% Cumulative Convertible Preferred Stock and $1.5 million Convertible Term Loan from The Schlinger Foundation



--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KARTS INTERNATIONAL INCORPORATED


August   13  , 1999                                          /s/ Charles Brister
       ------                                 ----------------------------------
                                                                 Charles Brister
                                              President, Chief Executive Officer
                                                                    and Director


August   13  , 1999                                         /s/ Richard N. Jones
       ------                                 ----------------------------------
                                                                Richard N. Jones
                                                        Chief Accounting Officer