Form 10QSB/A
period 1999-06-30
KARTS INTERNATIONAL INC
filed 1999-08-18
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A



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


Signatures 29


This Amendment corrects a clerical error in the Shareholders' equity section of the Balance Sheet.

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

Commitments and contingencies

Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     1,550,000 and 0 issued and outstanding, respectively.    1,550,000            --
   Common stock - $0.001 par value
     14,000,000 shares authorized. 5,574,298
     and 4,854,133 shares issued and outstanding                  5,574           4,854
   Additional paid-in capital                                14,377,782      13,453,502
   Accumulated deficit                                      (13,658,728)     (4,021,269)
                                                           ------------    ------------

     Total shareholders' equity                               2,274,628        9,437 087
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $  6,911,806    $ 10,334,157
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