Form 10QSB
period 1999-09-30
KARTS INTERNATIONAL INC
filed 1999-11-15
CIK 1010077

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------   ACT OF 1934


                           For the quarterly period ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 15, 1999:         Common Stock: 5,574,298 shares
                                    Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):    YES       NO X

                        Karts International Incorporated

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1     Financial Statements                                             3

  Item 2     Management's Discussion and Analysis or Plan of Operation        27


Part II - Other Information

  Item 1     Legal Proceedings                                                29

  Item 2     Changes in Securities                                            29

  Item 3     Defaults Upon Senior Securities                                  29

  Item 4     Submission of Matters to a Vote of Security Holders              29

  Item 5     Other Information                                                30

  Item 6     Exhibits and Reports on Form 8-K                                 30


Signatures                                                                    31

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants





                         Independent Accountant's Report

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of September 30, 1999 and 1998 and the accompanying consolidated statement of operations and comprehensive income for the nine and three months ended September 30, 1999 and 1998, respectively, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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




                                           S. W. HATFIELD, CPA
                                          (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
November 11, 1999





                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                          3                           SWHCPA@aol.com


                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)

                                     Assets
                                                                      1999            1998
                                                                 ------------    ------------

   Cash on hand and in banks                                     $    135,363    $    252,138
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $80,500 and $23,000, respectively                         2,132,097       1,066,473
     Recoverable income taxes and other                                33,919          17,622
   Inventory                                                        2,796,715       2,073,273
   Prepaid expenses                                                   331,727         360,206
                                                                 ------------    ------------

     Total current assets                                           5,429,821       3,769,712
                                                                 ------------    ------------

Property and equipment
   Building and improvements                                        1,022,518         811,253
   Equipment                                                        1,032,922         790,826
   Transportation equipment                                           223,818         125,640
   Furniture and fixtures                                             153,861         134,960
                                                                 ------------    ------------
                                                                    2,433,119       1,862,679
   Accumulated depreciation                                          (461,671)       (230,458)
                                                                 ------------    ------------
                                                                    1,971,448       1,632,221
   Land                                                                32,800          32,800
                                                                 ------------    ------------

     Net property and equipment                                     2,004,248       1,665,021
                                                                 ------------    ------------

Other Assets
   Note receivable                                                    387,432            --
   Option to acquire an unrelated entity                              138,021            --
   Deferred costs related to financing and capital acquisition        318,679            --
   Goodwill, net of accumulated amortization of
     approximately $6,414,452 and $561,227, respectively                 --         5,298,196
   Organization costs, net of accumulated amortization
     of approximately $77,229 and $55,378, respectively                32,026          53,877
   Covenant not to compete, net of accumulated amortization
     of approximately $30,556 and $-0-, respectively                   69,444            --
   Other                                                               36,797          26,720
                                                                 ------------    ------------

     Total other assets                                               982,399       5,378,793
                                                                 ------------    ------------

     Total Assets                                                $  8,416,468    $ 10,813,526
                                                                 ============    ============


                                  - Continued -



                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 1999 and 1998

                                   (Unaudited)

                      Liabilities and Shareholders' Equity

                                                                1999            1998
                                                           ------------    ------------

Current Liabilities
   Notes payable to banks and others                       $  1,867,135    $    892,291
   Notes payable to affiliates                                  273,154            --
   Current maturities of long-term debt                          51,595          25,919
   Accounts payable  - trade                                  2,605,914         786,479
   Other accrued liabilities                                     90,811         282,656
   Accrued income taxes payable                                   9,090          14,490
                                                           ------------    ------------

     Total current liabilities                                4,897,699       2,001,835
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities                    275,367         246,153
   Debenture payable                                          1,500,000            --
                                                           ------------    ------------

     Total Liabilities                                        6,673,066       2,247,988
                                                           ------------    ------------


Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     1,550,000 and -0- issued and
      outstanding, respectively                               1,550,000            --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     5,574,298 and 4,854,133 shares
     issued and outstanding, respectively                         5,574           4,854
   Additional paid-in capital                                14,377,782      13,453,502
   Accumulated deficit                                      (14,189,954)     (4,892,818)
                                                           ------------    ------------

     Total Shareholders' Equity                               1,743,402       8,565,538
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $  8,416,468    $ 10,813,526
                                                           ============    ============




                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                    Nine months    Nine months    Three months   Three months
                                                       ended          ended          ended          ended
                                                    September 30,  September 30,  September 30,  September 30,
                                                        1999           1998           1999           1998
                                                    -------------  -------------  -------------  -------------

Net Sales                                           $ 6,678,886    $ 3,617,510    $ 3,013,124    $ 1,885,571
                                                    -----------    -----------    -----------    -----------

Cost of sales
   Purchases, direct labor
     and related costs                                6,307,881      3,705,405      2,696,819      2,003,683
   Depreciation                                         101,322         52,740         67,440         16,941
                                                    -----------    -----------    -----------    -----------
     Total cost of sales                              6,409,203      3,758,145      2,764,259      2,020,624
                                                    -----------    -----------    -----------    -----------

Gross profit                                            269,683       (140,635)       248,865       (135,053)
                                                    -----------    -----------    -----------    -----------

Operating expenses
   Research and development                               7,773         22,364           --            6,985
   Selling, general and
     administrative expenses                          1,680,550      1,589,807        673,516        650,826
   Compensation expense related
     to common stock issuances
     at less than "fair value" for
      reorganization, restructuring
     and consulting costs                                  --          413,412           --             --
   Depreciation and amortization                        113,789        231,979         58,865         77,751
                                                    -----------    -----------    -----------    -----------
     Total operating expenses                         1,802,112      2,257,562        732,381        735,562
                                                    -----------    -----------    -----------    -----------

Income (Loss) from operations                        (1,532,429)    (2,398,197)      (483,516)      (870,615)

Other income (expense)
   Interest expense                                    (225,829)       (42,387)       (94,651)        (7,884)
   Other                                                143,787         50,374         46,941          6,950
                                                    -----------    -----------    -----------    -----------

Income (Loss) before income taxes                    (1,614,471)    (2,390,210)      (531,226)      (871,549)

Income taxes
   Currently receivable (payable)                          --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                    (1,614,471)    (2,390,210)      (531,226)      (871,549)

Other comprehensive income                                 --             --             --             --
                                                    -----------    -----------    -----------    -----------

Comprehensive income (loss)                         $(1,614,471)   $(2,390,210)   $  (531,226)   $  (871,549)
                                                    ===========    ===========    ===========    ===========


                                  -Continued -


                Karts International Incorporated and Subsidiaries
   Consolidated Statements of Operations and Comprehensive Income - Continued
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                           Nine months    Nine months    Three months   Three months
                                              ended          ended          ended          ended
                                           September 30,  September 30,  September 30,  September 30,
                                               1999           1998           1999           1998
                                           -------------  -------------  -------------  -------------

Net income (loss)                          $(1,614,471)   $(2,390,210)   $  (531,226)   $  (871,549)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $(1,614,471)   $(2,390,210)   $  (531,226)   $  (871,549)
                                           ===========    ===========    ===========    ===========


Income (loss) per weighted-
   average share of common
   stock outstanding, calculated
   on net loss - basic and fully diluted        $(0.29)        $(0.49)        $(0.10)        $(0.18)
                                                  ====           ====           ====           ====

Weighted-average number
   of shares of common
   stock outstanding                         5,574,298      4,854,133      5,574,298      4,854,133
                                           ===========    ===========    ===========    ===========





                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                Nine months   Nine months
                                                                   ended         ended
                                                               September 30,  September 30,
                                                                   1999              1998
                                                              -------------  --------------

Cash flows from operating activities
   Net loss for the period                                    $(1,614,471)   $(2,390,210)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                              215,111        231,979
       Bad debt reserve                                            15,000         20,000
       Accrued interest income on note receivable                  (9,319)
       Reorganization and restructuring costs and
         related effect of common stock issuances
         at less than "fair value"                                   --          413,412
       (Increase) Decrease in:
         Accounts receivable - trade and other                    170,086       (416,050)
         Inventory                                               (666,766)    (1,164,059)
         Prepaid expenses and other                              (133,810)      (205,936)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities          (944,924)       716,478
         Accrued income taxes payable                               9,090       (123,220)
                                                              -----------    -----------
Cash flows used in operating activities                        (2,960,003)    (2,917,606)
                                                              -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity       (14,477)          --
   Cash paid for property and equipment                          (196,502)      (505,872)
                                                              -----------    -----------
Cash flows used in investing activities                          (210,979)      (505,872)
                                                              -----------    -----------

Cash flows from financing activities
   Decrease in cash overdraft                                      (9,153)          --
   Cash received from sale of Convertible Preferred Stock       1,525,000           --
   Cash paid for loan and capital acquisition costs              (318,679)          --
   Change in notes payable to affiliates - net                    174,279           --
   Net activity on bank and other lines of credit                 302,420        892,291
   Principal received on long-term debt                         1,500,000           --
   Principal payments on long-term note payable                   (31,212)       (18,421)
                                                              -----------    -----------
Cash flows provided by financing activities                     3,142,655        873,870
                                                              -----------    -----------

Increase (Decrease) in cash                                       (28,327)    (2,549,608)
Cash at beginning of period                                       163,690      2,801,746
                                                              -----------    -----------

Cash at end of period                                         $   135,363    $   252,138
                                                              ===========    ===========


                                  - Continued -



                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows = Continued
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended        ended
                                                             September 30,  September 30,
                                                                 1999              1998
                                                             -------------  -------------

Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $ 228,807        $  42,387
                                                             =========        =========

     Income taxes paid (refunded) for the period             $  (6,476)       $(207,378)
                                                             =========        =========

Supplemental disclosure of non-cash
   investing and financing activities

     Transportation equipment purchased with notes payable   $  80,479        $  41,295
                                                             =========        =========

     Conversion of debt payable to an affiliate into
       preferred stock                                       $  25,000        $    --
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

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued

3)   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of September 30, 1999 and 1998, inventory consisted of the following components:

                                                       1999             1998
                                                    ----------       ----------
                      Raw materials                 $2,288,113       $1,711,208
                      Work in process                   96,302          272,763
                      Finished goods                   412,300           89,302
                                                    ----------       ----------
                                                    $2,796,715       $2,073,273
                                                    ==========       ==========

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

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued

8)   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of September 30, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

10.  Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the quarters ended September 30, 1999 and 1998, the separate operating entities of the Company had credit risk exposures in excess of the FDIC coverage as follows:



                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note D - Concentrations of Credit Risk - continued

                                                        Highest         Lowest       Number of days
                        Entity                         exposure        exposure       with exposure
         ---------------------------------             --------        --------      --------------

Nine months ended September 30, 1999
          Karts International Incorporated             $155,329         $4,301              19
          Brister's Thunder Karts, Inc.                $158,853         $  968              81
          USA Industries, Inc.                         $181,416         $  400              89

Nine months ended September 30, 1998
          Karts International Incorporated             $823,842         $1,806              135
          Brister's Thunder Karts, Inc.                $289,204         $  601               96
          USA Industries, Inc.                         $157,606         $  236              177



Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through September 30, 1999. As of September 30, 1999 and 1998, the Company had an unsecured outstanding reverse repurchase agreement of approximately $23,002 and $-0-, respectively. The Company incurred no losses during 1999 and 1998 as a result of any of these unsecured situations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and other accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value due to the relationship between current market interest rates and the either the stated rate in vehicle and equipment loans or the variable rate on the Company's long-term mortgage loan.


Note F - Property and Equipment

Total  depreciation  expense  charged  to  operations  for  the  quarters  ended
September   30,  1999  and  1998  was   approximately   $172,930   and  $93,542,
respectively.


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

During the nine months ended September 30, 1999, the Company paid an additional $14,477 in costs related to the acquisition of this option to acquire this entity.

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

Note I - Notes Payable to Banks and Other

The Company has two lines of credit with an aggregate face value of $2,000,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $1,000,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of June 30, 1999, an aggregate of approximately $1,867,135 is outstanding on these lines of credit. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender.

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



                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note J - Notes Payable to Affiliates
                                                                                   1999               1998
                                                                                  --------------------------------

$225,000 note payable to the Company's  President and Chief  Executive  Officer.
   Interest at 8.0%.  Accrued interest  payable monthly.  Principal and accrued, but unpaid, interest is due at the earlier of the receipt of proceeds from an anticipated equity offering or three months from March 17,
   1999.  The loan is unsecured                                                   $212,055           $        -

$73,875 note payable to the former sole  shareholder of Straight Line.  Interest at 6.0%.  Principal  only  payment of $15,000  payable by January  31,  1999.
   Remaining principal and all accrued, but unpaid,  interest is payable subject to the  settlement  of a product  liability  lawsuit  against  Straight  Line
   Manufacturing,  Inc. incurred prior to the Company's  acquisition of Straight
   Line.  If the  lawsuit  is  settled  prior to March  31,  1999;  50.0% of the principal  and all accrued,  but unpaid,  interest  will be due on October 1,
   1999 and the  balance  will be due and  payable  on March  31,  2000.  If the lawsuit is settled  between March 31, 1999 and March 31, 2000,  all principal and accrued, but unpaid,  interest will be due and payable 210 days after the lawsuit  settlement  date or March 31,  2000,  which ever is earlier.  If the lawsuit is settled  after March 31, 2000,  all  principal  and  accrued,  but unpaid, interest is due and payable
   30 days after the lawsuit settlement date.                                       61,099                    -
                                                                                  --------           ----------

         Total related party long-term debt                                       $273,154           $        -
                                                                                  ========           ==========


Note K - Long-Term Debt to Banks and Others
                                                                                   1999              1998
                                                                                  -----------------------------
$20,770 installment note payable to a bank.  Interest at 7.75%.
   Payable in monthly installments of approximately $419,
   including accrued interest.  Final maturity in May 2002.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.             $ 12,102           $ 16,028

$23,122 installment note payable to a bank.  Interest at 8.25%.
   Payable in monthly installments of approximately $726,
   including accrued interest.  Final maturity in March 2001.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.               12,264             19,637

$17,829 installment note payable to a bank.  Interest at 8.25%.
   Payable in monthly installments of approximately $561,
   including accrued interest.  Final maturity in January 2002.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.               14,231                 -






                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Long-Term Debt to Banks and Others
                                                                                   1999              1998
                                                                                  -----------------------------

$20,000 installment note payable to a bank.  Interest at 8.0%.
   Payable in monthly installments of approximately $406,
   including accrued interest.  Final maturity in June 2004.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.             19,156                   -

$20,000 installment note payable to a bank.  Interest at 8.0%.
   Payable in monthly installments of approximately $406, including accrued interest.  Final maturity in July 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                            19,420                   -

$22,650 installment note payable to a bank.  Interest at 8.5%.
   Payable in monthly installments of approximately $466, including accrued interest.  Final maturity in October 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                            22,650                   -

$240,020 mortgage note payable to a bank.  Interest at the Bank's
   Commercial Base Rate (9.25% at March 31, 1999).  Payable in
   monthly installments of approximately $2,626, including accrued interest.  Final maturity in August 2010.  Collateralized by land
   and a building owned by USA Industries, Inc.                                  208,160             219,248

$9,348 installment note payable to a bank.  Interest at 10.0%.
   Payable in monthly installments of approximately $303,
   including accrued interest.  Final maturity in April 1999.
   Collateralized by transportation equipment owned by USA
   Industries, Inc.                                                                   -                1,708

$18,198 installment note payable to a bank.  Interest at 8.25%.
   Payable in monthly installments of approximately $572,
   including accrued interest.  Final maturity in March 2001.
   Collateralized by transportation equipment owned by USA
   Industries, Inc.                                                                9,154              15,451

$14,000  installment note payable to an equipment finance
   company.  Payable in monthly installments of approximately
   $345, including accrued interest.  Final maturity in May 2002.
   Collateralized by equipment owned by USA Industries, Inc.                       9,825                   -
                                                                                 ----------          -------

     Total long-term debt to banks and others                                    326,962             272,072
         Less current maturities                                                 (51,595)            (25,919)
                                                                                 ---------           --------

     Long-term portion                                                            $275,367          $246,153
                                                                                  ========           =======


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note K - Long-Term Debt to Banks and Others - continued


Future maturities of long-term debt are as follows:


                                    12 months ending
                                      September 30,             Amount
                                      -------------         --------------
                                          2000                $   51,595
                                          2001                    47,919
                                          2002                    36,073
                                          2003                    30,497
                                          2004                    31,311
                                       2005 - 2009                93,554
                                       2010 - 2014                36,013
                                                               ---------
                                         Totals               $  326,962
                                                              ==========

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

All parties to the debenture agreement have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which is currently scheduled for August 31, 1999. The conversion measure was approved at the Company's annual shareholder's meeting.


Note M - Income Taxes

The components of income tax (benefit) expense for the quarters ended September 30, 1999 and 1998, respectively, are as follows:
                                                    1999            1998
                                                  -----------     ------------
                      Federal:
                           Current                $         -     $          -
                           Deferred                         -                -
                                                  -----------      -----------
                                                            -                -
                                                  -----------      -----------
                      State:
                           Current                          -                -
                           Deferred                         -                -
                                                  -----------      -----------
                                                            -                -
                                                  -----------      -----------

                           Total                  $         -     $          -
                                                  ===========     ============

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note M - Income Taxes - continued

As of September 30, 1999, the Company has a net operating loss carryforward of approximately $3,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended September 30, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                    1999         1998
                                                                  ----------    ---------

Statutory rate applied to earnings (loss) before income taxes     $(548,920)    $(876,978)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                     -             -
   Other including reserve for deferred tax asset                   548,920       876,978
                                                                  ---------       -------

     Income tax expense                                           $       -     $       -
                                                                  =========     =========


Note N - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $54,825 for each of the nine months ended September 30, 1999 and 1998.

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

Note O - Convertible Preferred Stock

Through May 31, 1999, the Company sold $1,550,000 in Convertible Preferred Stock (Preferred Stock) subject to a Private Placement Memorandum. The Preferred Stock bears a dividend of 9.0%, payable semi-annually in either cash or common stock of the Company. The Preferred Stock is convertible into shares of common stock at a conversion rate of $0.25 per share at the option of the holder at any time between issuance and June 30, 2003. The Preferred Stock mandatorily converts to common stock on June 30, 2003. The Preferred Stock is redeemable by the Company on or after March 31, 2000, in whole or part, at the option of the Company at a redemption price of 109%, plus accrued dividends, if any.

All parties to the Preferred Stock issue have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which is currently scheduled for August 31, 1999. These provisions were approved at the Company's annual shareholder's meeting.

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note P - Common Stock Transactions

The terms of a March 31, 1996 private placement memorandum required the Company and/or a company owned by a current officer and director to issue additional shares to the original investors in the private placement memorandum in the event that the Company's securities, as listed on a published exchange or electronic bulletin board, did not equal $4.50 per share on March 31, 1998 (the second anniversary date of the closing of the private placement memorandum offering). The issuance of additional shares, if any is required, to the original investors will be done without additional compensation to the Company. To facilitate this contingency, the Company sold 233,333 restricted, unregistered shares of common stock to an entity owned by an officer and director of the Company for cash of approximately $350. These shares were placed into an escrow account for the benefit of the original investors. In the event that no additional shares are required to be issued to the original investors, the shares held in escrow will be returned to the company owned by a current officer and director of the Company.

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


Note Q - Common Stock Warrants

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


                                                 Warrants              Warrants
                                                originally          outstanding at
                                                  issued            September 30, 1999      Exercise price
                                                -------------       ------------------

1996 Warrants                                    500,018               500,018              $4.50 per share
Underwriter's Warrants                           155,000               155,000              $4.00 per share
1997 Warrants                                    1,782,500             1,782,500            $4.00 per share
                                                 ---------             ---------

Totals at September 30, 1999                     2,504,185             2,437,518
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


Note R - Stock Options

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

There were no exercise of any options during the nine months ended September 30, 1999 and 1998 or for either of the years ended December 31, 1998 and 1997. The following table summarizes all options granted from 1996 to September 30, 1999.


                          Options        Options        Options         Options          Exercise price
                          granted      exercised       terminated      outstanding          per share
                          -------      ---------       ----------      -----------       --------------

     1996 options         59,355            -                 -           59,355             $5.63
     1997 VP options      13,334            -              6,667           6,667             $4.875
     1997 options         52,670            -                 -           52,670             $4.875
     1998 options        265,000            -            210,000          55,000          $1.06 - $3.50
     1999 options         15,000            -                 -           15,000             $1.06
                         --------       -----             ------         -------

     Totals              405,359            -            216,667         133,692
                         =======        =====            =======         =======


                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note R - Stock Options - Continued

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


Note R - Stock Options - Continued

1998 Compensation Plan - continued
----------------------

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

Note S - Commitments and Contingencies

Litigation
----------

Brister's is named as defendant in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $25,000 per claim self-insurance clause as of September 30, 1999. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant.

The Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

                Karts International Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements - Continued


Note S - Commitments and Contingencies - continued

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

The Agreements are for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company was obligated to pay an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the nine months ended September 30, 1999 and 1998, respectively, the Company paid or accrued approximately $7,942 and $5,622 under this Agreement.

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


Note S - Commitments and Contingencies - continued

Employment agreement
--------------------

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


Note T - Significant Customers

During the nine months ended September 30, 1999 and 1998, the Company has no single or group of affiliated customers that are responsible for more than 10.0% of total net sales.




                (Remainder of this page left blank intentionally)

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

Results of Operations
---------------------

Nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998
--------------------------------------------------------------------------------

The Company experienced net revenues of approximately $6.7 million and $3.0 million for the nine and three months ended September 30, 1999, respectively as compared to approximately $3.6 million and $1.9 for the comparable nine and three month periods of 1998. The current year's net revenues for the nine and three months ended September 30, 1999 represented a 85% and 60% increase, respectively, over the same periods last year. The Company is encouraged by the growing demand for its products experienced during the first nine months of the year as a result of its increased distribution channels and expansion of the geographic areas where its products are being distributed. The majority of the increase in net revenues was attributable to increased sales to mass merchandisers.

Gross profit was positively impacted by both the increase in volume which provided for higher plant utilization and increased selling prices which began to take effect late in the second quarter. As a result, the Company earned a gross profit (loss) of approximately $270,000 and $248,000, respectively for the nine month and three month periods ended September 30, 1999, as compared to $(141,000) and $(135,000) respectively, during the same period last year. Management expects its gross profit to continue to improve as production levels and average selling prices increase and overhead costs are reduced further.

Operating expenses, including depreciation and amortization, were approximately $1,802,000 and $2,258,000 for the respective nine month periods ended September 30, 1999 and 1998 and approximately $732,000 and $736,000 for the third quarter in 1999 and 1998, respectively. The Company's plan for reducing operating expenses has been successful in significantly reducing expenses from the levels which were being incurred during the third and fourth quarters of 1998. Management will continue to monitor operating expenses to keep them in line with anticipated sales and production volumes.

Other income (expense) was approximately $(82,000) and $(48,000) for the respective nine and three month periods ended September 30, 1999 as compared to approximately $8,000 and $(1,000) for the same periods last year. The change is chiefly due to an increase in interest expense during both the nine and three month periods resulting from higher levels of borrowing to fund the Company's working capital needs.

For the nine months ended September 30, 1999, the Company incurred a net loss of approximately $(1,614,000) compared to a net loss of approximately $(2,390,000) for the same period in 1998. The Company incurred a net loss of approximately $(531,000) and $(872,000), respectively for the three months ended September 30, 1999 and 1998. Company's management expects results of operations to continue to improve throughout the balance of the year as the Company enters into its traditionally busy season.

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

Liquidity and Financial Condition
---------------------------------

As of September 30, 1999, the Company had positive working capital of approximately $532,000 as compared to approximately $1,768,000 at September 30, 1998. During the first nine months of 1999 and 1998, the Company experienced negative cash flows from operations of approximately $(2,960,000) and $(1,279,000), respectively.

In order to alleviate the severe working capital shortage facing it at the beginning of 1999, the Company sold $1,550,000 of preferred stock through a private placement and issued $1,500,000 of convertible subordinated debentures during the second quarter of 1999. Additionally, the Company incurred approximately $225,000 of debt from an affiliate to fund its short-term cash requirements. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital. The Company believes that the proceeds from the sale of its preferred stock and from the issuance of the convertible debenture assured that a supply of critical manufacturing components and supplies.

During the third quarter, the Company began to experience its normal increase in inventory and accounts receivable as a result of the upcoming holiday sales season. This increase has been funded through increased borrowing on the Company's line of credit facilities. During October, the Company requested an increase in it's A/R line of credit limit in response to increased sales activity. The Company's lender has been receptive to the request and is working with the Company's management to insure that the increase will be sufficient to meet the Company's requirements for the balance of the year.

Capital Requirements
--------------------

The Company expended cash of approximately $197,000 in additions to property and equipment, of which approximately $52,000 was for additions to its Prattville, Alabama facility, $40,000 for additions to its Roseland, Louisiana facility, $45,000 for manufacturing equipment and $30,000 for upgrades and modifications to the Company's computer systems related to Y2K preparedness, during the first nine months of 1999. Management believes that the additions to its manufacturing facilities will ensure sufficient production capacity and improved production flow efficiency to more timely meet the increased consumer demand for the Company's products. The Company has identified no further significant capital requirements for 1999.

Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. The focus of current management continues to be on returning the Company to profitability.

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company completed any necessary modifications, upgrades or replacements by September 30, 1999. As of September 30, 1999, the Company incurred total expenditures related to Y2K matters of approximately $30,000.

The Company has no Y2K impact in any manufacturing equipment. The Company continues to hold discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

On August 31, 1999, the Company held its 1999 Annual Meeting of Shareholders in Dallas, Texas. The following items were submitted to a vote of and approved by the Company's security holders:

a)     PROPOSAL NO. 1                        For          Against       Abstain
                                             ---          -------       -------
       Election of Directors:
         Timothy P. Halter                4,963,170       61,378         10,750
         Charles Brister                  4,965,700       59,428         10,750
         Gary C. Evans                    4,963,170       61,378         10,750
         Joseph R. Mannes                 4,963,170       61,378         10,750
         Ronald C. Morgan                 4,963,170       61,378         10,750
         Other Nominees                      -0-            -0-             -0-




b)     PROPOSAL NO. 2
         Ratification of private placement
         of Preferred Stock and issuance
         of Common Stock upon conversion
         thereof                                    3,003,380         75,256           14,226

c)     PROPOSAL NO. 3
         Ratification of $1.5 million
       Convertible Term Loan from
       The Schlinger Foundation                     3,028,468         59,203            5,191

d)     PROPOSAL NO. 4
       Ratification of Amendment to
         Articles of Incorporation to
         increase authorized common
         stock                                      2,955,675        110,444           26,743

e)     PROPOSAL NO. 5
       Ratification of Amendment to
         Articles of Incorporation to
         effect a three-for-one reverse
         stock split                                4,743,866        274,243           17,189

f)     PROPOSAL NO. 6
         Selection of Auditors                      4,996,119         23,292           15,887


Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

1)     Exhibits
       --------
       27 - Financial Data Schedule

2)     Reports on Form 8-K
       -------------------

       August 31, 1999 - Report of results of Annual Shareholders' Meeting as discussed in Item 4 above.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KARTS INTERNATIONAL INCORPORATED


November   15  , 1999               /s/ Charles Brister
         ------                     --------------------------------------
                                                           Charles Brister
                                        President, Chief Executive Officer
                                                              and Director


November   15  , 1999                 /s/ Richard N. Jones
         ------                     --------------------------------------
                                                          Richard N. Jones
                                                  Chief Accounting Officer