Form 10KSB
period 1999-12-31
KARTS INTERNATIONAL INC
filed 2000-04-03
CIK 1010077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-23041

                        KARTS INTERNATIONAL INCORPORATED
           (Name of Small Business Issuer as Specified in Its Charter)


                 Nevada                                     75-2639196
        (State of Incorporation)                       (I.R.S. Employer
                                                        Identification No.)

         62204 Commercial Street                              70456
              P.O. Box 695                                  (Zip Code)
        Roseland, Louisiana 70456
         (Address of Principal
          Executive Offices)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's net revenues for the fiscal year ended December 31, 1999, were $11,997,785.

         The issuer had 5,799,320 shares of common stock and 1,832,500 public warrants outstanding as of March 24, 2000.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock as of March 24, 2000, was $3,084,849.

                      1999 ANNUAL REPORT (SEC FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description



                                     PART I

Item 1.   Business.............................................................3
Item 2.   Properties..........................................................16
Item 3.   Legal Proceedings...................................................16
Item 4.   Submission of Matters to a Vote of Security Holders.................17

                                     PART II

Item 5.   Market for the Company's Common Stock and Related
              Stockholder Matters.............................................17
Item 6.   Management's Discussion and Analysis or Plan of Operation...........18
Item 7.   Consolidated Financial Statements...................................24
Item 8.   Changes in And Disagreements With Accountants on Accounting and
              Financial Disclosure............................................24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............24
Item 10.  Executive Compensation..............................................26
Item 11.  Security Ownership of Certain Beneficial Owners and Management......32
Item 12.  Certain Relationships and Related Transactions......................33

                                     PART IV

Item 13.   Exhibits, Financial Statements and Reports on Form 8...............34

               SIGNATURES, FINANCIAL STATEMENTS AND EXHIBIT INDEX

Signatures....................................................................37
Financial Statements.........................................................F-1
Exhibit Index

                                     PART I

         Management believes that this Annual Report on Form 10-KSB for the year ended December 31, 1999 contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate.

ITEM 1.  BUSINESS
         --------
General

         Karts International Incorporated, a Nevada corporation (the "Company"), through its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., a Louisiana corporation ("Brister's"), USA Industries, Inc., an Alabama corporation ("USA"), Straight Line Manufacturing, Inc. ("Straight Line"), a Michigan corporation, and KINT, L.L.C., a limited liability Louisiana corporation ("KINT"), designs, manufactures and distributes recreational fun karts ("Fun Karts"), also referred to as "go karts." Fun Karts are four-wheeled, gas-powered vehicles typically equipped with engines of 5 to 13 horsepower and purchased by consumers principally for off-road recreational use. The Company shipped approximately 15,000 Fun Karts to dealers and mass merchandisers in 1999, which the Company believes represents approximately 11% of the total domestic Fun Kart market. Consolidated revenues of the Company for the fiscal year ended December 31, 1999 were approximately $12.0 million as compared with combined revenues of approximately $8.3 million for the fiscal year ended December 31, 1998. The Company operates manufacturing facilities in Roseland, Louisiana and Prattville, Alabama maintains its executive offices in Roseland, Louisiana.

         The kart industry is comprised of three principal segments, Fun Karts, racing and concession karts. Fun Karts, the largest segment, are karts sold to consumers for general recreational use. Racing karts are specially designed for use on established tracks in a controlled racing environment. Concession karts are designed for use by amusement and entertainment centers which provide karts and facilities for customers' use on a rental basis. Management estimates that in 1999 approximately 159,000 karts were sold in the United States of which approximately 140,000 were Fun Karts, 11,000 racing karts and 8,000 concession karts. Historically, the Company, through its subsidiaries, has concentrated its efforts in the Fun Karts market.

         The Company offers a product line of approximately 32 Fun Kart models, differentiated by frame size, drive train, seating capacity, tire size and tread The Company's models offer a wide range of standard and optional features which enhance the safety, operation, riding comfort and performance of its Fun Karts. Such features include the exclusive, patented automatic throttle override; full brush cage; safety flag; three kinds of drive trains, including live axle, single wheel pull and torque converter; clutch lubrication system; high speed bearings; adjustable throttle and seats; steel rims; band and disc brakes; and Tecumseh Products Company and Honda engines. The end-users of the Company's Fun Karts are primarily 7- to 17-year-old males, living with their parents in suburban and rural markets. Typical Fun Kart purchasers are parents who purchase Fun Karts for their children.

         The Company relies on a broad and diversified national independent dealer network, mass merchandisers and manufacturing representatives to sell its products. In 1999, the Company sold 48% of its products through its over 700 dealers, primarily lawn and garden stores, motorcycle outlets, hardware stores and specialty karts dealers, located in 40 states. The major markets for the Company's Fun Karts are in the Southeast and Southwest regions of the United States. In 1999, the Company sold approximately 26% of its Fun Karts to approximately 250 dealers located in Louisiana, Texas, Mississippi and Florida. Although there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other retailers in a limited geographic area surrounding the high volume dealer. For eligible dealers, the Company offers a dealer floor plan financing program through an unaffiliated financial services company.

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

         The Company's efforts to increase its sales and production by expanding its distribution through the mass merchandisers has been successful. In 1998, the Company sold approximately 1,400 units to 10 mass merchandisers, which represented approximately 12% of its total revenue. During 1999, the Company expanded its relationship with the mass merchandisers and sold approximately 52% or 7,800 units to 18 mass merchandisers which accounted for approximately 45% of its total revenue. The Company plans to grow its mass merchandiser customer base in order to continue increasing production volume and to capture a larger share of the total kart market.

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

         Unless otherwise indicated herein, the financial, business activities, management and other pertinent information herein relates on a consolidated basis to the Company and its wholly-owned subsidiaries, Brister's, USA, Straight Line and KINT. The Brister's and USA acquisitions in 1996 and the Straight Line acquisition in 1998 were accounted for using the purchase method of accounting for business combinations. The Company has allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 1998, due to the Company's operating history, management recognized an impairment to the future recoverability of good will and charged all unamortized goodwill at that date to operations. The financial and other information regarding the Company set forth herein reflects, for the periods presented, the consolidated results of operations of the Company, Brister's, USA, Straight Line and KINT for the respective periods owned.

         The address of the Company's principal executive office is 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456, and its telephone number is (504) 747-1111. The Company maintains manufacturing facilities at 202 Challenge Avenue, Prattville, Alabama 36067 and Highway 51 South, Roseland, Louisiana 70456.

Recent Developments

During 1999, the Company began to market the concept of private label manufacturing of go-karts to several perspective accounts. The targeted accounts were companies that had a strong brand name recognition, an established dealer base and did not manufacture or sell go-karts. At the end of 1999, the Company was successful in reaching an agreement with Polaris Industries, Inc., the world's largest maker of snowmobiles, to develop, manufacture and sell a line of Polaris karts through the Polaris dealer network. In February 2000, the Company announced that an exclusive, three year licensing agreement had been signed and the new product line would be introduced in March, 2000. The Company expects this relationship to significantly increase its dealer based volume during 2000.

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

         Continue to Improve Manufacturing Efficiency. Management believes that greater productivity will reduce operating costs. By standardizing the base frame and components on each of the major lines of Fun Karts, the Company expects to reduce volume purchase prices and decrease assembly costs. The Company believes that modernization of its manufacturing facilities is essential to improving the quality of the Company's products and promoting the price competitiveness of its Fun Karts. The Company intends to expand and renovate, as necessary, its manufacturing facilities, purchase new equipment and maintain strict cost controls as a means to enhance the production of high quality Fun Karts. In 1998 and 1999, the Company made capital expenditures totaling approximately $950,000 for manufacturing facilities and/or leasehold improvements, equipment purchases and expansion and relocation of the corporate offices to Roseland, Louisiana.

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

Growth Strategy

         Increasing Product Recognition By Innovative Marketing to Target Users. A 1998 survey estimated that Fun Kart industry's sales were made to only approximately 0.7% of the estimated 20 million 7- to 17-year-old males in the United States, the Company's target users. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents. The Company advertises its products in national youth-oriented magazines and periodicals, on the Internet and to a lesser extent, on billboards, radio and television. The Company maintains a home page on the Internet (thunderkarts.com, sportskart.com and usafunkarts.com) and has sponsored local events such as a Babe Ruth Baseball Tournament, Arbor Day festival and parades.

         Improve Product Design and Development. The Company believes that it is a leader in the development of safety features for its Fun Karts, due primarily to its emphasis on continuous research and development of safety related items. The Company, primarily through the efforts of Charles Brister, the President and Chief Executive Officer, has developed a number of technological advances, including the automatic throttle override and automatic clutch lubrication systems, which have significantly improved its products. The Company in 1998 employed additional engineering personnel primarily to continue the development of innovative safety and technological features for the Company's Fun Karts and to develop new products, including the Company's new off-road 3-1/2 h.p. Fun Bike. During 1999, the Company began developing two new karts, an off road mini-bike and several new design features that will be part of the new Polaris go-kart line scheduled for introduction during the first quarter of 2000. The Company will continue to develop and distribute optional Fun Kart parts and accessories to dealers for sales to Fun Kart purchasers. The Company may also develop a line of helmets, jackets, boots and other related items for its dealers and mass merchandisers to complement sales of Fun Karts.

         Expansion of Geographic Presence. The Company intends to expand its geographic presence and increase its market share within and outside of its core and contiguous markets by continued emphasis on the development and expansion of its dealer and mass merchandiser networks, establishing relationships with independent sales representatives to serve regions of the United States which are currently underpenetrated by the Company and possible acquisition of kart manufacturers and related businesses that offer synergistic growth opportunities for the Company. During 1999, the Company established a distributor in western Canada and believes that the Canadian market offers significant sales growth opportunity for the Company's products.

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

         Charles Brister, the Company's President and Chief Executive Officer, has designed for the benefit of the Company a safety fuel tank and filler cap which is a new product to prevent a small internal combustion engine from operating unless the fuel cap is firmly in place on the tank. This apparatus will minimize the opportunity for a flash fire to start and injure the operator of equipment which uses a small engine with an integrated fuel tank such as a lawn mower, go kart or string trimmer.

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

Manufacturing Operations

         The Company operates manufacturing facilities in Roseland, Louisiana and Prattville, Alabama. Fun Kart production levels at the Company's manufacturing plants varies depending on the season. Between January and May, the Company generally utilizes a ten-hour work day four days a week at its plants. In June, the work week expands to five days and peaks in November at six days. From June through December, daily output from all facilities is approximately 100-125 Fun Karts. Management believes that with limited renovation of its current facilities, the Company will be able to meet projected increased customer demand for the Company's products for the foreseeable future. Additional labor at reasonable costs is readily available in the vicinity of the Company's manufacturing facilities.

         The Fun Karts manufacturing process is primarily one of welding and assembly at various work stations. The Company buys directly from mills both pre-cut and uncut tubular steel used in the manufacturing of the frames. Since the price differential between pre-cut and uncut tubular steel is relatively small, it is more cost-effective, particularly for pieces that are certain not to change, to purchase pre-cut tubular steel. The steel is cut and bent during the manufacturing process to the frame specifications for the Company's various Fun Kart models. Most of the other Fun Karts component parts, including engines, wheels, tires, seats, steering wheels, steering tie rods and miscellaneous parts, are purchased from various domestic vendors. The Company depends on Tecumseh and Honda for its engines, and the loss of all of these vendors may cause the Company to experience a temporary delay in the production of the Company's Fun Karts. The Company believes other engine vendors and suppliers of other component parts necessary for the production of Fun Karts are readily available.

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

         In 1997, the Company and Mr. Brister entered into an agreement which provided for an initial $10,000 license fee and a royalty payment of $1.00 for each Company Fun Kart on which the ATOS was installed. During the second and third year of the agreement, the Company agreed to pay a royalty payment of $1.00 for each Company Fun Kart on which the ATOS was installed or $20,000 annually whichever is greater. In 1998, the Company paid Mr. Brister $10,000 for the initial license fee and owes Mr. Brister a total of $40,000 for 1998 and 1999 royalties under the agreement.

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

Sales and Marketing

         Sales. The Company primarily relies on a broad and diversified national independent dealer network to sell its Fun Karts. The Company sells directly to approximately 700 dealers located in 40 states, with most dealers concentrated in the Southeast and Southwest regions of the United States. The Company in 1999 sold approximately 26% of its Fun Karts to approximately 250 dealers in Louisiana, Texas, Mississippi and Florida.

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

         During 1999, the Company sold approximately 7,800 units to 18 mass merchandisers, which represented approximately 52% of unit sales. Sales to dealers, including lawn and garden stores, motorcycle shops, karts specialty stores, automobile parts dealers and hardware stores, accounted for 48% of the Company's 1999 unit sales. With the addition of the Polaris dealer network, the Company estimates that sales of its products to independent dealers and mass merchandisers will be approximately 65% and 35%, respectively, in 2000. Although the Company believes that sales to mass merchandisers offers a significant growth opportunity, the Company will seek to obtain a reasonable balance between its dealer and mass merchandisers distribution networks and will attempt to avoid a high concentration of sales to any one or group of dealers or mass merchandisers.

         In January 1998, the Company formed a Louisiana limited liability corporation, KINT, L.L.C., as a wholly-owned subsidiary. KINT was activated during July 1998 for the purpose of organizing a sale and marketing company, conducting business under the name Bird Promotions, focusing on the sale of customized promotional Fun Karts to various national companies. In March 1999, the Company ceased operations within this subsidiary and consolidated the sales and marketing efforts within other operating subsidiaries of the Company. The Company intends on using this entity to sell and market the new Polaris kart line in 2000.

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

         Marketing. The historical marketing strategy of the Company has been to build a broad and diverse independent dealer base, primarily in the Southeast and Southwest regions of the United States, the Company's core markets, by offering safe, high-quality and reliable Fun Karts that are competitively priced and timely delivered. In 1998 the Company added 38 new dealers, three distributors, over 100 independent sales representatives and 10 mass merchandisers to its existing distribution channels. In 1999, the Company added 8 mass merchandisers and approximately 30 new dealers. The Company's future marketing efforts are designed to maintain and expand its independent dealer network in the South and West regions of the United States and in foreign markets through direct communications with dealers and assisting them with their selling and marketing efforts with Company-sponsored seminars, discounts or rebate products and advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotion and items for use by dealers. The Company will also seek to increase sales to mass merchandisers with direct communication, engaging additional independent sales representatives and attendance by Company representatives at Fun Kart and industry related trade shows. The Company believes that attendance at trade shows will allow it to promote its products to a diversified group of dealers and mass merchandisers currently targeted by the Company.

         The Company's advertising and promotional materials emphasize the safety-related features built into the Company's Fun Karts. The Company has adopted this advertising strategy in order to promote the concept that it is fun and safe for children to own and operate Fun Karts. The Company intends to increase potential customers' awareness of its products by advertising in youth-oriented magazines; motorcycle, lawn and garden, hardware and outdoor power equipment trade magazines; displaying and promoting the Company's products at NASCAR races and related events; and traditional print, billboard and, to a lesser extent, television and radio media. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents.

Seasonality

         Most Fun Karts are sold during the last quarter of the calendar year and are typically purchased as Christmas gifts by parents for their children. Sales of Fun Karts are generally the lowest during the first quarter of each year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a major customer could have a material adverse impact on the Company's business, financial condition and results of operations. Traditionally, many dealers have sold Fun Karts only during the Christmas holiday season. Management believes that with the continued expansion of it business with the mass merchandisers and the adding of the Polaris dealer network, it will continue to experience some mitigation of the historically seasonal nature of the Company's Fun Karts sales.

Customers

         In 1999, approximately 48% of the Company's sales were to its independent dealers and the Company projects that it will sell approximately 65% of its Fun Karts to independent dealers, including the Polaris dealers, in 2000. The Company had only one customer accounted for more than 10% of the Company's 1999 sales. This customer purchased 11.2% of the units sold which resulted in 10.6% of the Company's total 1999 revenue. The Company does not believe that any one mass merchandiser or any dealer or group of affiliated dealers will account for 10% or more of the Company's 2000 revenues.

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

Employees

         As of March 15, 2000, the Company employed approximately 72 employees which are employed on a full-time or part-time basis. Eighteen employees are administration and sales personnel, nine are plant management and supervisory personnel and the remainder are hourly employees involved in manufacturing and shipping. In spite of the seasonal nature of sales, the Company attempts to keep all personnel employed year-round and increases the hours per work week to meet seasonal demand.

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

Business Risk Factors

         Liquidity Contingency. The Company's financial statements (contained elsewhere herein) were prepared assuming that the Company will continue as a going concern. The Company's independent auditor, in its report regarding the Company's financial statements, expressed the fact that the Company has suffered recurring losses from operations and experienced seasonality of product demand which is focused in the last four months of the calendar year which impacts cash flow during the first eight months of the year. These factors raise liquidity concerns as to the Company's ability to continue to finance its working capital needs. See "Management's Discussion and Analysis or Plan of Operation" and Note B to the Consolidated Financial Statements.

         Operating Losses; Recent Senior Management Turnover. For the years ended December 31, 1999, 1998 and 1997, the Company experienced net losses from operations of approximately $2,163,000, $3,930,000 and $580,000, respectively, and has utilized cash in operating activities of approximately $3,484,000, $3,213,000 and $220,000, respectively. Additionally, the Company has experienced senior management turnover in both January 1998 and 1999. The Company's former management was unable to operate the Company's facilities in a manner that would allow the Company to meet demand for product production during the fourth quarter of 1998 and, accordingly, incurred short-term financing from a non-financial institution lender to provide liquidity. Further, former management spent considerable time and financial resources in exploring possible merger or acquisition candidates and the results of these efforts were for the most part unsuccessful and diverted management time and resources from customer demands for product during the Company's heaviest demand period. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities on a timely basis.

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

         Consequences of Default under Credit Facilities. The Company has two lines of credit with a non-financial institution lender for up to $3.5 million of which approximately $2.7 million was outstanding at December 31, 1999. The lines of credit are secured with the Company's accounts receivable, inventory and equipment and are subject to standard affirmative and negative covenants, including maintaining certain levels of working capital and minimum tangible net worth. The credit lines were restructured in March 1999 with the condition that the Company must obtain a minimum of $1.5 million of new equity capital by May 6, 1999. An extension was granted to the Company and it successfully met this condition as of June 30, 1999. These credit facilities came up for renewal on March 1, 2000. The Company requested and was granted an extension until April 15, 2000 so it could better forecast the results of a private placement of the Company's common stock dated February 7, 2000, the backlog resulting from the introduction of the Polaris kart line and the Company's future cash needs. It is expected that the Company and KBK will renew the credit facilities in April. Failure to renew or any default under its credit facilities would have a material adverse effect upon the Company's financial condition and results of operation.

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

         Dependence on License Agreement with Executive Officer. Mr. Charles Brister, President, Chief Executive, a director and principal stockholder of the Company, owns certain patents, technology and trademarks which are licensed to the Company, which allows the Company to use certain brand names and utilize the automatic throttle override system on its Fun Karts. The Brister license agreement expires March 15, 2000 and is expected to be renewed. The termination of the license agreement with Mr. Brister could have an adverse effect upon the Company's ability to produce its current line of Fun Karts. Furthermore, there can be no assurance that if the license agreement is not renewed that the Company could find suitable substitutions for the licensed items and technology or that its Fun Karts, produced without the licensed items and technology, would receive the same market acceptance. Also, there is no assurance that the technology licensed to the Company, or that the Company might license in the future, will quickly become obsolete due to the development of other, more advanced technology by competitors of the Company.

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

         The Year 2000 Issue. The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company did not believe that the year 2000 issue would have a material effect on its network, computer systems or operations; however, it assessed the potential impact of the year 2000 issue. After minimal changes and upgrades to some of its hardware and software, the Company considered its information systems prepared for the year 2000. As of the date of this report, the Company has not experienced any significant failure of the Company's information systems and is not aware of any system failures on the part of its external vendors, network providers or critical suppliers.

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

         Potential Product Liability and Insurance Limits. The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $6 million occurrence basis product liability insurance with a $25,000 self-insured retention and $5 million maximum per occurrence coverage. The Company has 7 pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

         Pending Litigation. In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. On February 4, 1997 a lawsuit was filed in a Mississippi state court against the Company, Brister's and an unaffiliated insurance broker by the Company's insurance underwriter to have insurance coverage declared as null and void for an alleged material misrepresentation on the insurance application. This action arose as a result of the payment in 1997 by the insurance underwriter of $700,000 in settlement of a product liability lawsuit against Brister's and other defendants. In 1999, summary judgement was granted in favor of the Company dismissing the insurance underwriter's claim. The insurance underwriter appealed the matter to the U.S. Fifth Circuit Court of Appeals and the appeal was denied. See "Legal Proceedings."

         Delisting of Securities from Nasdaq SmallCap Market. On September 8, 1999, Nasdaq advised the Company that its shares of Common Stock and Warrants were delisted from Nasdaq SmallCap Market for failing to maintain the maintenance standards required for continued listing of the securities. As the Company's Common Stock and Warrants were dropped off the SmallCap Market, they began trading on the NASD Electronic Bulletin Board.

          After the delisting, the sale of the Company's Common Stock and Warrants became subject to certain regulations adopted by the Commission which imposes sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document which discloses the risks of investing in the Company's Common Stock and Warrants. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in the security. While the Commission's rules may limit the number of potential purchasers of the securities, trading activity of the Company's Common Stock has increased since the delisting.



ITEM 2.  PROPERTIES
         ----------

Facilities

         The following table sets forth information concerning the Company's facilities:


                      Date Leased                              Expiration of     Approximate
      Location        or Acquired       Description              Lease Term     Square Footage
-------------------   -----------  -------------------------   --------------   --------------
Roseland, Louisiana       1998     Corporate Offices(1)             2000             2,400

Roseland Louisiana        1996     Manufacturing facility(1)        2000            48,000

Prattville, Alabama       1996     Manufacturing facility            (2)            25,000


--------------------
(1) The Company and Charles Brister, President, Chief Executive Officer and a director of the Company, have entered into a Real Estate Option Right of First Refusal Agreement which provides that the Company may, at its sole option, purchase the Roseland facility from Mr. Brister for $550,000. The option expires on December 31, 2000. The Company and Mr. Brister have entered into a lease agreement, which expires in 2000, for this facility, which includes the corporate offices. The monthly lease payment is $6,025 with certain adjustments. The Company believes these terms are comparable to existing market rates in the region. The Company in 1998 spent approximately $293,000 for leasehold improvements at the Roseland manufacturing facility and added approximately 2,400 square feet of additional executive office space at a cost of approximately $145,000. See "Certain Relationships and Related Transactions."
(2) The Prattville facility is situated on a two-acre tract of land owned by the Company. This property is subject to a mortgage held by a financial institution with a principal balance of approximately $206,000 at December 31, 1999 with interest at the financial institution's commercial base rate. The Company is obligated to make monthly payments of principal and interest of $2,626 until 2010. The Company, in 1999, spent approximately $58,000 for building improvements at the Prattville facility.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $6 million occurrence basis product liability insurance with a $25,000 self-insured retention and $5 million maximum per occurrence coverage. The Company has 7 pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

         In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and, except as discussed below, the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

         On February 4, 1997 a lawsuit was filed in Federal District Court in New Orleans, Louisiana against the Company, Brister's and an unaffiliated insurance broker by the Company's insurance underwriter to have insurance coverage declared as null and void for an alleged material misrepresentation on the insurance application. This action arose as a result of the payment in 1997 by the insurance underwriter of $700,000 in settlement of a product liability lawsuit against Brister's and other defendants. In 1999, a summary judgment was granted in favor of the Company dismissing the insurance underwriter's claim. The insurance underwriter appealed the matter to the U.S. Fifth Circuit Court of Appeals and the appeal was denied.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1999 or the first quarter of fiscal 2000.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         Until September 8, 1999, the Company's Common Stock and Warrants were traded on the Nasdaq SmallCap Market system under the symbol "KINT" and "KINTW", respectively. On September 8, 1999, the Company's Common Stock and Warrants began trading on the NASD Electronic Bulletin Board. The following table sets forth the range of high and low closing bid prices for the Common Stock and the Warrants for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                             Common Stock                      Warrants
                             Bid Price(1)                      Bid Price
 Calendar Year 1999      Low             High            Low             High
 ------------------     -----            -----          -----            -----
 First Quarter          $0.44            $1.00          $0.03            $0.31
 Second Quarter         $0.31            $0.56          $0.03            $0.19
 Third Quarter          $0.31            $0.81          $0.03            $0.16
 Fourth Quarter         $0.21            $0.38          $0.00            $1.06


                             Common Stock                      Warrants
                             Bid Price(1)                      Bid Price
 Calendar Year 1998      Low             High            Low             High
 ------------------     -----            -----          -----            -----
 First Quarter          $2.75            $3.75          $0.56            $1.19
 Second Quarter         $1.94            $3.63          $0.50            $0.88
 Third Quarter          $1.38            $3.38          $0.25            $0.69
 Fourth Quarter         $0.28            $1.88          $0.06            $0.25

(1) Prices have been adjusted to reflect a two-for-three reverse stock split of the Company's Common Stock effective March 24, 1997.
(2) The Common Stock and Warrants traded on the Nasdaq SmallCap Market under the symbols "KINT" and"KINTW", respectively, on September 9, 1997 to September 8, 1999.
(3) The Common Stock traded on the NASD Electronic Bulletin Board from June 27, 1996 to September 9, 1997. The Common Stock and Warrants resumed trading on September 8, 1999.

        On March 24, 2000, the closing bid and ask prices for the Common Stock were $.75 and $.75, respectively, per share and the closing bid and ask prices for the Warrants were $0.03 and $0.10 per Warrant. As of March 24, 2000, 5,799,320 shares of Common Stock were issued and outstanding and 1,832,500 Warrants were outstanding.

        Holders. As of March 24, 2000, the Company estimates that there were approximately 570 record and beneficial holders of the Company's Common Stock, including those whose share are held in broker accounts, and approximately 300 record and beneficial holders of the Warrants.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

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

        Under the terms of the 1997 Public Offering, the underwriters were granted an over-allotment option to purchase 232,500 additional shares of Common Stock and 232,500 additional Warrants. The over-allotment option was exercised and the transaction closed in October 1997, with the Company selling to the underwriters an additional 232,500 shares of Common Stock for $4.00 per share and 232,500 additional Warrants for $0.125 per Warrant for net proceeds of approximately $834,385 after payment of offering expenses and underwriting discounts and commissions. Net proceeds from the exercise of the over-allotment option was being used for working capital purposes.

        On October 27, 1998, the Company purchased 100.0% of the issued and outstanding stock of Straight Line Manufacturing, Inc. (a Michigan corporation) (Straight Line) for a total purchase price of approximately $400,000. The acquisition was effective at the close of business on October 31, 1998. The purchase price was paid with 182,648 shares of restricted, unregistered Common Stock of the Company. Straight Line was incorporated as the successor to a Michigan sole proprietorship on August 1, 1997 under the laws of the State of Michigan and is in the business of manufacturing and marketing large, full suspension "fun karts" for the consumer market.

        On June 3, 1999, the Company issued $1,500,000 of convertible, subordinated debentures resulting in net proceeds of approximately $1,466,900. On June 30, 1999, the Company also received net proceeds of approximately
$1,235,140 from a private placement of 1,550,000 shares of 9% cumulative, convertible preferred stock. Proceeds from these transactions were used to reduce the Company's trade accounts payable and provide additional working capital.

        In August 1999, the Company moved the manufacturing of the Straight Line product line to its Prattville, Alabama facility and closed its Michigan facility. The closing of the Michigan facility was part of an overall plan to increase capacity utilization while reducing overhead expenses through the consolidation of its operations.

        The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective years ended December 31, 1999 and 1998. The following discussion reflects historical consolidated financial data for the periods as indicated below.

Results of Operations

        Year Ended December 31, 1999 as compared to Year Ended December 31, 1998. The Company reported revenues of approximately $12.0 million for the year ended December 31, 1999, compared to $8.2 million for year ended December 31, 1998, a 46% increase. These results reflect significant improvement in both the volume and average selling price of the Company's products. The Company's sales continue to show a high degree of seasonality, however efforts to mitigate the historical pattern by expanding its sales to mass merchandisers whose demand is less seasonal have been effective. The Company intends to continue identifying opportunities to establish new customers whose demand for the Company's products would be during the first half of the year.

        The Company incurred cost of sales of $11.3 million and $8.8 million in 1999 and 1998, respectively. This resulted in gross profit/(loss) of approximately $0.7 million for the year ended December 31, 1999 and ($0.6 million) for the year ended December 31, 1998. Gross profit for the year ended December 31, 1999 was favorably effected by increased volume and improved selling margins. Both unit sales increases and consolidation of the Company's manufacturing activities allowed the Company to improve utilization of its labor force and manufacturing capacity thereby reducing the per unit burden. The Company increased its selling prices in 1999, especially on those units that it identified as being underpriced during their introductory period during 1998. Other direct costs were controlled and remained approximately the same as costs incurred during 1998 while unit volume increased by approximately 25%.

        Selling, general and administrative expenses totaled approximately $2.8 million for the year ended December 31, 1999 compared to approximately $3.4 million for the year ended December 31, 1998. The Company was successful in reducing these expenses by approximately 18% through the cost reduction efforts which began during the second quarter of 1999. The Company reduced its management and support staff and implemented new cost controls to bring its expenses back into line with its current volume. The Company will continue to monitor its staffing and allow future increases only to the extent necessary to support increased sales and manufacturing activity.

        Other income (expense) totaled approximately $(0.2 million) for the year ended December 31, 1999 compared to $(6.1 million) for the year ended December 31, 1998. The decrease in expense is largely attributable to the one-time charge to operations of approximately $5.8 million to recognize the impairment of future recoverability of goodwill recorded in 1998. Additionally in 1998, the Company charged to operations approximately $289,000 for reorganization expenses. Interest expense increased to approximately $396,000 for the year ended December 31, 1999 from approximately $92,000 for the year ended December 31, 1998. This was due to a higher level of borrowing on the Company's working capital lines of credit and the $1,500,000 in new debt.

        Net loss for the year ended December 31, 1999 was reduced to approximately $2,366,000 from a net loss of approximately $10,073,000 incurred for the year ended December 31, 1998. Basic loss per share was $0.42 and $2.05 for the years ended December 31, 1999 and 1998, respectively.

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

        The Company incurred cost of sales of $8.8 million and $6.0 million in 1998 and 1997, respectively. This resulted in gross profit/(loss) of approximately ($0.6 million) for the year ended December 31, 1998 and $1.6 million for the year ended December 31, 1997. Gross profit for the year ended December 31, 1998 was adversely effected by underpricing the Company's new product lines, extending additional pricing discount terms in order to establish the Company's products with new mass merchandisers, inefficient purchasing of materials and the write-off of obsolete inventory which was caused by design changes to the Company's product lines. Cost of sales in 1998 was also negatively effected by unfavorable labor variances resulting from employee turnover, ineffective scheduling of the workforce and overtime premium paid. Other direct costs increased approximately $1.0 million to $2.0 million for year ended December 31, 1998 compared to $1.0 million in 1997. Freight expense, one of the significant component of other direct costs, increased approximately $200,000 in 1998 verses 1997. The increase was due to design changes in the product line that reduced number of units that comprised a truckload quantity and the Company's inability to ship complete orders which were prepaid by customers. These changes and operating inefficiencies caused the Company to incur additional freight expense when units to complete a customer's order had to be shipped separately. Other direct costs increased by approximately $135,000 due to the inclusion of the operating results of Straight Line and KINT LLC.

        Selling, general and administrative expenses totaled approximately $3.4 million for the year ended December 31, 1998 compared to approximately $2.1 million for the year ended December 31, 1997. Selling expenses accounted for approximately $160,000 of the increase over the prior year largely due to the additional commission expense paid to independent manufacturers representative organizations which were added to the Company's sales force during 1998 and the addition of a sales/marketing executive at the Company's USA subsidiary. Professional fees and travel expenses increased approximately $120,000 and $160,000, respectively, over the prior year as a result of increased acquisition activity subsequently abandoned, increased travel resulting from expansion of the Company's sales territory and the relocation and temporary living expenses of several non-Louisiana based executives and management personnel. Salary expense increased approximately $285,000 due to the Company's additional of several administrative and operational professionals and the inclusion of salaries at the Straight Line and KINT LLC subsidiaries. Included in the Company's operating expenses for the year ended December 31, 1998 was a one-time non-cash charge of approximately $413,000 related to the release of shares that had been held in escrow to settle a contingency associated with the 1996 private offering of securities.

        Other income (expense) totaled approximately $(6.1 million) for the year ended December 31, 1998, a $5.5 million change from the 1997 total of $(0.6 million). The increase in expense is largely attributable to a one-time charge to operations of approximately $5.8 million to recognize the impairment of future recoverability of goodwill. As a result of this action, the Company will not incur any charges to operations for amortization of goodwill in future periods. Additionally, the Company charged to operations approximately $289,000 to establish a reserve for an anticipated 1999 relocation of some of its subsidiary operations and reorganizing its management team during the year ended December 31, 1998. These increase in expenses were slightly offset by a decrease in interest expense from approximately $508,000 for the year ended December 31, 1997 to approximately $92,000 for the same period in 1998. The reduction in interest expense is due to the retirement of approximately $2.2 million of debt in late 1997 using the proceeds from the Company's 1997 public stock offering.

        Additional Operations Information. The Company currently has 7 product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. There is no assurance that the Company's insurance coverage of $6,000,000 per occurrence and $5,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

Seasonality

        The Company experiences significant seasonality in its sales pattern with only approximately 25% of its revenue recognized in the first half of the year. Sales of Fun Karts are generally the lowest during the first quarter of each calendar year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and its current on-going discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a large volume dealer or mass merchandiser could have a material adverse impact on the Company's business, financial condition and results of operations.

        Traditionally; many of the Company's dealers have sold Fun Karts only during the Christmas holiday season. Recent market growth can be attributed to some of these dealers beginning to sell Fun Karts on a year round basis and to an increasing number of mass merchandisers who sell karts. Since mass merchandisers are not typically constrained by the limited floor space that tend to force the dealers into seasonal purchasing of karts, the Company intends to increase mass merchandiser sales to mitigate the highly seasonal buying pattern of its traditional dealer base. The Company also intends to offset the seasonal aspects of its current business operations through acquisition of manufacturers or introduction of new product lines that are compatible with the Company's business objectives and offer product diversity which have either year round demand or that are counter-seasonal to its existing product lines.

Liquidity and Capital Resources

        At December 31, 1999, the Company had negative working capital of approximately $(218,000) as compared to negative working capital of approximately $(518,000) at December 31, 1998. The Company experienced negative cash flow from operations of approximately $3,484,000 and $3,213,000 for calendar 1999 and 1998, respectively.

        During the year ended December 31, 1999, the Company expended cash of approximately $222,000 on capital improvements; consisting of expansion of its manufacturing facilities, leasehold improvements and equipment Additional cash expenditures of approximately $14,000 were made for legal fees associated with the acquisition of the Option to acquire Andretti.

        During the year ended December 31, 1998, the Company expended cash of approximately $747,000 on capital improvements; consisting of renovation of manufacturing facilities, leasehold improvements, equipment and the expansion and relocation of its corporate offices to Roseland, Louisiana. Additional cash expenditures, aggregating approximately $156,000, were made for 1) expenses related to the acquisition of the Company's Straight Line subsidiary, 2) the initial payment on a covenant not to compete executed by the former sole shareholder of Straight Line and 3) to partially fund the acquisition of the Option to acquire Andretti.

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

        The 1999 cash consumption by operating and investing activities was funded from the net proceeds from the sale of 1,550,000 shares of 9% preferred stock and from the issuance of $1,500,000 of subordinated debentures. In addition, the Company increased its line of credit from KBK Financial, Inc., a non-financial institution lender (KBK) secured by its accounts receivables to $2.5 million.

        While the Company has made significant progress in reducing its operational losses, continued increases in volume and strict control of expenses will be necessary for the Company to return to profitability. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

        To mitigate the Company's negative cash flow from operations, management has taken the following actions to stabilize the Company's financial position for future periods: 1) initiated plans to raise additional equity through a private placement of common stock; 2) initiated plans to relocate its USA Industries operation to Roseland, Louisiana, and 3) entered into an exclusive three licensing agreement with Polaris Industries, Inc. to produce a line of karts for sale through their existing dealer network.

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

        In the event that the Company identifies a compatible business acquisition or expansion candidate in future periods, if any are specifically identified or undertaken; the Company has limited financial resources for the completion of these efforts. The Company will be dependent upon the proceeds from additional financings, including receiving proceeds from the future exercise of the Warrants of which there can be no assurance, to facilitate a major acquisition. The Company may also need additional financing to achieve full implementation of its long-term growth strategy and for working capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms.

Year 2000 Modifications

        The year 2000 date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems including its main computer hardware and software, its personal computers' hardware and software and associated peripheral devices and general telecommunication systems. In addition, the Company has held discussions with its software supplier with respect to the year 2000 date change. The Company did not have to modify or replace significant portions of its software. The Company completed its modifications prior to December 31, 1999 and through the date of this report has not experienced any significant difficulties with its information systems or that of any of its suppliers, shippers or business partners.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         See Index to Financial Statements and Financial Statement Schedule beginning on Page F-2

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

        There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND   CONTROL  PERSONS;
         -----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

Directors and Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of the Company:

   Name                         Age          Position
   ----                         ---          --------
   Timothy P. Halter(1)         33           Chairman, Secretary and Director

   Charles Brister(1)(2)        47           President, Chief Executive  Officer
                                             and Director

   Richard N. Jones             47           Vice President, Administration  and
                                             Chief Financial Officer

   Lawrence E. Schwall, III     37           Vice President, Sales and Marketing

   Joseph R. Mannes(2)          41           Director

   Ronald C. Morgan(2)          52           Director

   Gary C. Evans(1)             43           Director

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

         Richard N. Jones is Vice President, Administration and the Chief Financial Officer of the Company. Mr. Jones joined the Company in October 1998 and was elected to his current positions in March 1999. From January 1996 to October 1998, Mr. Jones served as Vice President - Manufacturing and Treasurer for Andretti, a manufacturer of concession go-karts. From June 1991 to January 1996, Mr. Jones was the Chief Financial Officer for Apogee Plastic Technologies, Inc., a vertically integrated plastic manufacturer that supplied computer and communication enclosures for IBM, Motorola, Texas Instruments and other customers. From February 1978 to April 1991, Mr. Jones worked for Hughes Supply, Inc., a NYSE listed manufacturer and wholesale distributor of electrical, plumbing and HVAC equipment and supplies. During his tenure as Corporate Controller, he was involved in both a secondary public offering and a convertible debenture offering, as well as numerous acquisitions. Mr. Jones graduated with a BSBA from the University of Central Florida in 1978.

         Lawrence E. Schwall, III, is the Vice President, Sales and Marketing of the Company and has served in this capacity since January 1997. Mr. Schwall's responsibilities include overseeing the development of the Company's sales and marketing strategies, market forecasting, and the development and presentation of product knowledge seminars for the Company's dealers and mass merchandisers. From December 1995 to January 1997, Mr. Schwall served as Territory Manager-- Commercial Lawn and Garden Dealers for Homelite, Inc., a subsidiary of Deere & Co. Homelite, Inc. is a manufacturer of hand-held products. While with Homelite, Inc., Mr. Schwall was responsible for producing training seminars for the company's customers. From August 1987 to December 1995, Mr. Schwall was OEM Engine Sales Manager for Delta Power, Inc. and was responsible for the sale and marketing of engines to existing customers and prospective accounts throughout the southern region of the United States. Mr. Schwall also served with the industrial division of Briggs & Stratton as communications liaison for Delta Power, Inc.

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

         Ronald C. Morgan has been a director of the Company since July 1996. Since June 1980, Mr. Morgan has served as Chief Operating Officer, Executive Vice President and Director of The Leather Factory, Inc., an AMEX listed company ("TLF"). Mr. Morgan was a co-founder of TLF. Mr. Morgan was employed by the Tandy Leather Company for ten years prior to 1980, eventually attaining the position of Vice-President-- Eastern Division. Mr. Morgan received a B.S. degree from West Texas State University.


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



                         Summary Compensation Table
                                                                                            Long-Term
                                                     Annual                               Compensation
                                                  Compensation                               Awards
                                                  ------------                            ------------
                                                                                                   Securities
                                                                 Other Annual      Restricted      Underlying
Name/Title                              Year      Salary/Bonus   Compensation     Stock Awards    Options/SARs
                                        ----      ------------   ------------     ------------    ------------
Charles Brister, President and          1999        $137,500      $  -0-              -0-           450,000
Chief Executive Office

Robert M. Aubrey, former President      1998        $140,625      $22,825(2)          -0-           200,000
 and Chief Executive Officer(1)

V. Lynn Graybill, former Chairman       1997        $131,250      $  -0-              -0-             -0-
of the Board, Chief Executive           1996        $121,731      $15,000(4)          -0-             -0-
 Officer and President(3)


-------------------
(1) Effective January 13, 1999, Robert M. Aubrey resigned as President, Chief Executive Officer and a member of the Board of Directors of the Company. See "--Employment Agreements and Related Matters."
(2)  Principally housing and transportation allowance.
(3) Effective January 15, 1998, V. Lynn Graybill resigned as Chairman of the Board, Chief Executive Officer and President of the Company. See "--Employment Agreements and Related Matters."
(4) Represents a signing bonus equal to 10% of Mr. Graybill's base salary, which was paid by issuing Mr. Graybill 140,000 restricted shares of Common Stock of the Company.

Employment Agreements and Related Matters

         In January 1999, Charles Brister was elected President and Chief Executive Officer of the Company. He will receive an annual salary of $150,000 to be paid after the end of the year in shares of the Company's Common Stock based on a formula to be determined by the Board of Directors. Effective February, 2000, Mr. Brister will receive his annual salary in cash. On October 19, 1999, the Company's Board of Directors ratified an Employment Agreement dated August 1, 1999 with Charles Brister to serve as the Company's President and Chief Executive Officer for a period of three years beginning February 1, 1999, with an automatic one year extension unless either the Company of the President provides a thirty (30) day written notice not to continue the Agreement. This Agreement provides the President with an annual salary of $150,000 per year, payable in either common stock of the Company or cash. Further, the President was granted 450,000 options to purchase shares of the Company's common stock at 100% of the closing bid price of the Company's common stock on the date of ratification and the options vest as follows: 100,000 at the ratification date of this Agreement, 150,000 on the second anniversary date of this Agreement; and 200,000 on the third anniversary date of this Agreement. Additionally, the President may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's common stock, which shall vest immediately upon grant and expire five years from the grant date and (b) cash, not to exceed 15% of the President's base salary.

         Effective January 30, 1998, the Company entered into three-year Employment Agreement (the "Employment Agreement") with Robert M. Aubrey, whereby Mr. Aubrey agreed to serve as President and Chief Executive Officer of the Company. The Employment Agreement provided Mr. Aubrey with an annual base salary of $150,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.25 per share. See "-- Stock Options."

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

         In January 1998, V. Lynn Graybill resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The Company and Mr. Graybill entered into a Mutual Release and Separation Agreement, dated January 15, 1998 (the "Graybill Agreement"), for the purpose of satisfying and discharging all obligations of the Company to Mr. Graybill under the terms of Mr. Graybill's Employment Agreement, dated March 15, 1996. Under the terms of the Graybill Agreement, the Company paid to Mr. Graybill a one time payment of $208,100 (the "Severance Amount"). As additional consideration for the Severance Amount, Mr. Graybill agreed to adhere to the non-competition and non-solicitation covenants contained in his Employment Agreement until January 15, 2001.

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

         During the fiscal year ended December 31, 1998, the Company granted to certain of its employees options to purchase an aggregate of 265,000 shares of Common Stock at exercise prices ranging from $1.06 to $3.50 per share, which options expire periodically from January 31 to December 31, 2003. Of the total number of options issued during fiscal 1998, options to purchase 200,000 shares of Common Stock were issued to Robert M. Aubrey, which options were canceled upon Mr. Aubrey's resignation as an officer and director of the Company in January 1999, and an aggregate of 35,000 options were granted pursuant to the Company's 1998 Stock Compensation Plan. See "-- 1998 Stock Compensation Plan."

         During the fiscal year ended December 31, 1999, the Company granted to certain of its employees options to purchase an aggregate of 120,000 shares of Common Stock at exercise prices ranging from $0.375 to $0.31 per share, which options expire periodically from October 19, 2004 to December 31, 2004. In addition, the Company granted Mr. Aubrey an option to purchase 15,000 shares of Common Stock at an exercise price of $1.06 per share which expire on January 20, 2004 as part of his resignation settlement; to Charles Brister, President and CEO of the Company, options to purchase 450,000 shares of Common Stock at an exercise price of $0.375 per share, which options expire periodically from October 19, 2004 through October 19, 2006, and to Richard Jones, Chief Financial Officer of the Company, options to purchase 225,000 shares of Common Stock at an exercise price of $0.375 per share, which options expire periodically from October 19, 2004 through October 19, 2006.



                        Option/Grants in Last Fiscal Year

        Name/Title             Number of Securities   Percent of Total Options   Exercise Price   Expiration Date
                                Underlying Options     Granted to Employees in      ($/sh)
                                     Granted                Fiscal 1998
---------------------------    --------------------   ------------------------   --------------   ---------------
Charles Brister, President            450,000                  55.6                 $  0.375      See footnote (1)
and Chief Executive Officer

-----------------------
(1) The options to purchase the listed shares expire  periodically  from October
19, 2004 through October 19, 2006.

                     Aggregate Fiscal Year-End Option Values


                                       Number of                     Value of
                                      Securities                  Unexercised No
                                      Underlying                   Market Value
                                      Unexercised                   Options at
                                      Options at                  Fiscal Year End
                                    Fiscal Year-End

        Name/Title            Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------   -----------   -------------   -----------   -------------

Charles Brister, President      100,000        350,000        $37,500       $131,250
and Chief Executive Officer


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

         Under the 1998 Plan, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options which may be exercisable for the first time during any calendar year shall not exceed $100,000. There presently are outstanding options to purchase 855,000 shares of Common Stock at prices ranging from $0.31 to $2.98 per share.

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

Meetings and Committees of the Board of Directors

         The business of the Company is managed under the direction of the Board of Directors. The Board of Directors met on five occasions during calendar 1999 and acted by unanimous consent in lieu of meeting on one occasions during such period.

         The Board of Directors of the Company has established a Compensation Committee and Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation of executive officers and administers the Company's employee benefit plans, if any. The Compensation Committee met on two occasions during calendar 1999. The Audit Committee is comprised of a majority of independent directors and its functions are to recommend to the Board of Directors the engagement of the Company's independent public accountants, review with such accountants the plans for and the results and scope of their auditing engagement and certain other matters relating to their services as provided to the Company. The Audit Committee met on one occasions during calendar 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information with respect to the ownership of the Company's shares of Common Stock as of March 24, 2000 by each of its directors, executive officers and persons known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock and all executive officers and directors as a group.
                                                                   Percentage of
                                                        Shares         Shares
                          Name(1)                    Beneficially   Beneficially
                          ------                        Owned          Owned
                                                     ------------  -------------

Charles Brister(2)...................................   674,007         11.4
Richard N. Jones(3)..................................    67,924          1.2
Lawrence E.  Schwall, III(4).........................    30,297           *
Joseph R. Mannes(5)..................................    67,364          1.2
Ronald C. Morgan(5)..................................     6,964           *
Gary C. Evans(6).....................................    54,744           *
Timothy P. Halter(7).................................   578,260         10.0
Halter Financial Group, Inc.(7)......................   578,260         10.0
Schlinger Foundation(8)..............................   592,581         10.2
Linda S. Neubauer(9).................................   337,838          5.8
Officers and directors as a group (7 persons)(10).... 1,479,560         24.6

------------------
*Less than 1%.
(1) Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is: c/o Karts International Incorporated, 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456.
(2) Includes options to purchase 100,000 shares of Common Stock at an exercise price of $0.375 per share exercisable until October 19, 2004. Mr. Brister is the President, Chief Executive Officer and a director of the Company. See "Certain Relationships and Related Transactions."
(3) Includes options to purchase 60,000 shares of Common Stock at an exercise price of $1.50 to $0.375 per share exercisable until October 1, 2003 or October 19, 2004. Mr. Jones is the Vice President, Administration and Chief Financial Officer of the Company.
(4) Includes options to purchase 26,667 shares of Common Stock at an exercise price of $4.875 to $0.31 per share exercisable until January 30, 2002 or December 31, 2004. Mr. Schwall is Vice President, Sales and Marketing of the Company.
(5)  Messrs. Mannes and Morgan are directors of the Company.
(6) Mr. Evans is a director of the Company. Includes 20,001 shares of Common Stock underlying warrants owned by Mr. Evans.
(7)  Mr.  Halter,  the  Chairman  of the Board,  Secretary  and  director of the
     Company,  is  the  sole  stockholder,  director  and  president  of  Halter
     Financial Group, Inc. ("HFG") and is therefore deemed to have beneficial ownership of the shares of Common Stock held by HFG. HFG and Mr. Halter's address is 14160 Dallas Parkway, Suite 950, Dallas, Texas 75240. See "Certain Relationships and Related Transactions."
(8) The Schlinger Foundation's address is c/o Evert Schlinger, Trustee, 1944 Edison Street, Santa Ynez, California 93460.
(9) Ms. Neubauer's address is 487 John Anderson Drive, Ormond Beach, Florida 32174.
(10) Includes 20,001 shares of Common Stock underlying warrants owned by Mr. Evans, options to purchase 26,667 shares of the Company's Common Stock granted to Mr. Schwall., options to purchase 60,000 shares of the Company's Common Stock granted to Mr. Jones and options to purchase 100,000 shares of the Company's Common Stock granted to Mr. Brister.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

         The Company and Mr. Brister have entered into a Real Estate Option Right of First Refusal Agreement for the Roseland facility. Under the terms of this agreement, the Company may, at its sole option, purchase the real property and improvements for $550,000. The option expires on December 31, 2000. The Company and Mr. Brister have also entered into a lease agreement for the Roseland manufacturing facility, including the corporate offices, which expires in 2000. The monthly lease payment for the Roseland facility is $6,025 with certain adjustments. The Company believes these terms are comparable to existing market rates in the region.

         On March 17, 1999, the Company executed a promissory note in the principal amount of $200,000 to Charles Brister, the Company's President and Chief Executive Officer. Interest at 8% per annum is payable monthly with principal due at the earlier of receipt by the Company of at least $1.5 million from the sale of equity or June 17, 1999. Mr. Brister converted the amount owed on this note and subsequent loans into shares of the 9% Convertible Preferred Stock sold through the Private Placement dated March 31, 1999.

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

                                                       PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
         ------------------------------------------------------

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page F-2.

(a)(2)   Exhibits:


Exhibit
Number                         Description of Exhibit
------                         ----------------------

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

(b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the last quarter of 1999.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

KARTS INTERNATIONAL INCORPORATED
                     (Registrant)

By: /s/ Charles Brister                 By: /s/ Richard N. Jones
    ---------------------------------   ------------------------------------
    Charles Brister, President, Chief   Richard N. Jones
    Executive Officer and Director      Vice President, Administration and Chief
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

       Signature                       Title                          Date
       ---------                       -----                          ----

/s/ Charles Brister      President, Chief Executive Officer      March 30, 2000
---------------------    and Director
    Charles Brister


/s/ Timothy P. Halter    Chairman of the Board, Secretary        March 30, 2000
---------------------    and Director
    Timothy P. Halter


/s/ Richard N. Jones     Vice President, Administration and      March 30, 2000
---------------------    Chief Financial Officer
    Richard N. Jones


/s/ Joseph R. Mannes     Director                                March 30, 2000
---------------------
    Joseph R. Mannes


/s/ Ronald C. Morgan     Director                                March 30, 2000
---------------------
    Ronald C. Morgan


/s/ Gary C. Evans        Director                                March 30, 2000
---------------------
    Gary C. Evans

                               KARTS INTERNATIONAL
                                  INCORPORATED
                                AND SUBSIDIARIES

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998









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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                    CONTENTS


                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 1999 and 1998                                       F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                         F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1999 and 1998                         F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                         F-8

   Notes to Consolidated Financial Statements                               F-10

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Karts International Incorporated

We have audited the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Karts International Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.




                                                 S. W. HATFIELD, CPA
Dallas, Texas
March 24, 2000 (except for Note B
   as to which the date is March 31, 2000)




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------
                                                              1999           1998
                                                          -----------    -----------
Current assets
   Cash on hand and in bank                               $   399,639    $   163,690
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $198,065 and $90,500, respectively                2,485,561      2,310,707
     Other                                                     16,473         40,395
   Inventory                                                2,214,678      2,129,949
   Prepaid expenses                                           350,606        214,231
                                                          -----------    -----------
     Total current assets                                   5,466,957      4,858,972
                                                          -----------    -----------

Property and equipment - at cost                            2,458,695      2,156,138
   Accumulated depreciation                                  (522,023)      (288,741)
                                                          -----------    -----------
                                                            1,936,672      1,867,397
   Land                                                        32,800         32,800
                                                          -----------    -----------
     Net property and equipment                             1,969,472      1,900,197
                                                          -----------    -----------

Other assets
   Deposits and other                                          50,785         21,276
   Note receivable                                            415,685        378,113
   Option to acquire an unrelated entity                      138,001        123,544
   Covenant not to compete, net of accumulated
     amortization of approximately $38,889 and
     $5,556, respectively                                      61,111         94,444
   Organization costs, net of accumulated amortization
     of approximately $82,691 and $60,841, respectively        26,564         48,414
                                                          -----------    -----------
     Total other assets                                       692,146        665,791
                                                          -----------    -----------

TOTAL ASSETS                                              $ 8,128,575    $ 7,424,960
                                                          ===========    ===========


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1999 and 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                                   1999            1998
                                                              ------------    ------------
Current liabilities
   Cash overdraft                                             $       --      $      9,153
   Notes payable to banks and others                             2,724,005       1,564,715
   Notes payable to affiliates                                     229,395         123,875
   Current maturities of long-term debt                             57,482          35,289
   Accounts payable - trade                                      2,068,404       2,963,279
   Other accrued liabilities
     Accrued payroll, payroll taxes and sales taxes payable        306,735         131,610
     Accrued reorganization and relocation expenses                   --           288,848
     Other                                                         299,290         257,912
   Federal and State income taxes payable                             --              --
                                                              ------------    ------------
     Total current liabilities                                   5,685,311       5,374,681
                                                              ------------    ------------

Long-term liabilities
   Notes payable, net of current maturities
     Long-term debt, net of current maturities                     266,100         242,406
     Banks and individuals                                       1,500,000            --
                                                              ------------    ------------
     Total liabilities                                           7,451,411       5,617,087
                                                              ------------    ------------

Commitments and contingencies

Shareholders' Equity Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     1,550,000 and -0- issued and
      outstanding, respectively                                      1,550            --
   Common stock - $0.001 par value
     14,000,000 shares authorized;
     5,574,298 and 5,574,298 shares
     issued and outstanding, respectively                            5,574           5,574
   Additional paid-in capital                                   15,611,373      14,377,782
   Accumulated deficit                                         (14,941,333)    (12,575,483)
                                                              ------------    ------------
     Total shareholders' equity                                    677,164       1,807,873
                                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  8,128,575    $  7,424,960
                                                              ============    ============




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           December 31, 1999 and 1998


                                                                1999            1998
                                                           ------------    ------------
Revenues
   Kart sales - net                                        $ 11,997,785    $  8,219,646
                                                           ------------    ------------

Cost of sales
   Purchases                                                  7,979,959       5,401,509
   Direct labor                                               1,314,202       1,372,935
   Other direct costs                                         2,036,030       1,925,806
                                                           ------------    ------------
     Total cost of sales                                     11,330,191       8,700,250
                                                           ------------    ------------

Gross profit                                                    667,594        (480,604)
                                                           ------------    ------------

Operating expenses
   Research and development expenses                              7,775          29,770
   Selling expenses                                             459,253         538,309
   General and administrative expenses
     Salaries and related costs                               1,194,002         977,397
     Other operating expenses                                   974,389       1,224,194
   Compensation expense related to common
     stock issuances at less than "fair value"
      for reorganization, restructuring and
     consulting costs                                              --           413,412
   Depreciation and amortization                                139,976         321,309
                                                           ------------    ------------
     Total operating expenses                                 2,775,395       3,504,391
                                                           ------------    ------------

Loss from operations                                         (2,107,801)     (3,984,995)
                                                           ------------    ------------

Other income (expense)
   Interest expense                                            (396,219)        (92,416)
   Relocation and reorganization expenses                          --          (288,848)
   Impairment of future recoverability of goodwill                 --        (5,793,184)
   Interest and other income                                    155,314          71,808
                                                           ------------    ------------

Loss before income taxes                                     (2,348,706)    (10,087,635)

Provision for income taxes                                      (17,144)         14,760
                                                           ------------    ------------

Net loss                                                     (2,365,850)    (10,072,875)

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive income                                       $ (2,365,850)   $(10,072,875)
                                                           ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                   $      (0.42)   $      (2.05)
                                                           ============    ============

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted      5,574,298       4,920,702
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

                                                Convertible                            Additional
                                              Preferred Stock        Common Stock        paid-in     Accumulated
                                             Shares     Amount     Shares     Amount     capital       deficit       Total
                                           ---------  ---------  ---------  ---------  -----------  ------------  -----------
Balances at January 1, 1998                        -  $       -  4,854,133  $   4,854  $13,040,090  $ (2,502,608) $10,542,336

"Fair value" adjustment related to
   sale of common  stock to related
   party for escrow agreement
   related to March 1996 private
   placement agreement                             -          -          -          -      641,315             -      641,315
     Less amounts related to costs
     and expenses of raising capital               -          -          -          -     (227,903)            -     (227,903)
Issuance of common stock for
   October 1998 acquisition of
     Straight Line Manufacturing, Inc.             -          -    182,648        183      399,817             -      400,000
   December 1998 payment of
      consulting fees                              -          -    109,589        109       49,891             -       50,000
   December 1998 acquisition of a
     note receivable from Daytona
     Superkarts, Inc.                              -          -    337,838        338      374,662             -      375,000
   December 1998 acquisition of an
     option to acquire 100.0% of the
     issued and outstanding stock of
     Daytona Superkarts, Inc.                      -          -     90,090         90       99,910             -      100,000
Net loss for the year                              -          -          -          -            -   (10,072,875) (10,072,875)
                                           ---------  ---------  ---------  ---------  -----------  ------------  -----------

Balances at December 31, 1998                      -          -  5,574,298      5,574   14,377,782   (12,575,483)   1,807,873

Proceeds from sale of
   Convertible Preferred Stock             1,550,000      1,550          -          -    1,548,450             -    1,550,000
     Less amounts related to costs
     and expenses of raising capital               -          -          -          -     (314,859)            -     (314,859)
Net loss for the year                              -          -          -          -            -    (2,365,850)  (2,365,850)
                                           ---------  ---------  ---------  ---------  -----------  ------------  -----------
Balances at December 31, 1999              1,550,000  $   1,550  5,574,298  $   5,574  $15,611,373  $(14,941,333) $   677,164
                                           =========  =========  =========  =========  ===========  ============  ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 1999 and 1998


                                                                            1999            1998
                                                                       ------------    ------------
Cash flows from operating activities
   Net loss for the year                                               $ (2,365,850)   $(10,072,875)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
       Depreciation and amortization                                        299,699         414,369
       Bad debt expense                                                     135,027          87,500
       Interest income accrued on note receivable                           (37,572)           --
       Reorganization and restructuring costs and related
          effect of common stock issuances at less than "fair value"           --           413,412
       Loss on abandonment of leasehold improvements                           --               717
       Impairment of future recoverability of goodwill                         --         5,793,184
       Payment of consulting fees with common stock                            --            50,000
   (Increase) Decrease in:
     Accounts receivable-trade and other                                   (285,960)     (1,937,205)
     Recoverable income taxes                                                  --           184,605
     Inventory                                                              (84,729)     (1,080,102)
     Prepaid expenses and other                                            (177,116)        (54,268)
   Increase (Decrease) in:
     Accounts payable                                                      (379,899)      2,520,118
     Other accrued liabilities                                             (587,321)        605,626
     Income taxes payable                                                      --          (137,710)
                                                                       ------------    ------------
Net cash used in operating activities                                    (3,483,721)     (3,212,629)
                                                                       ------------    ------------

Cash flows from investing activities
   Cash paid for property and equipment                                    (222,078)       (747,466)
   Cash acquired in acquisition of Straight Line Manufacturing, Inc.           --               746
   Cash paid for acquisition of Straight Line Manufacturing, Inc.              --           (82,280)
   Cash paid for covenant not to compete with former
     owner of Straight Line Manufacturing, Inc.                                --           (50,000)
   Cash paid to acquire option to purchase Daytona Superkarts, Inc.         (14,457)        (23,544)
                                                                       ------------    ------------
Net cash used in investing activities                                      (236,535)       (902,544)
                                                                       ------------    ------------

Cash flows from financing activities
   Increase (decrease ) in cash overdraft                                    (9,153)          9,153
   Net activity on bank and other lines of credit                         1,159,290       1,494,762
   Principal payments on long-term debt                                     (34,592)        (26,798)
   Cash received on debenture payable                                     1,500,000            --
   Cash received on notes payable to affiliates                             174,279            --
   Cash paid on notes payable to affiliates                                 (43,759)           --
   Cash received on sale of convertible preferred stock                   1,525,000            --
   Cash paid for brokerage and placement fees related
     to sale of convertible preferred stock                                (314,860)           --
                                                                       ------------    ------------
Net cash provided by financing activities                                 3,956,205       1,477,117
                                                                       ------------    ------------

Increase (decrease) in cash                                                 235,949      (2,638,056)

Cash at beginning of year                                                   163,690       2,801,746
                                                                       ------------    ------------

Cash at end of year                                                    $    399,639    $    163,690
                                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           December 31, 1999 and 1998


                                                                1999        1998
                                                              ---------   ---------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the year                               $ 382,231   $  87,881
                                                              =========   =========
     Income taxes paid (refunded) for the year - net          $    --     $(199,345)
                                                              =========   =========

Supplemental disclosure of non-cash
   investing and financing activities

     Vehicles and equipment purchased with notes payable      $  80,479   $  55,295
                                                              =========   =========

     Acquisition price of Straight Line Manufacturing, Inc.
       settled with issuance of common stock                  $    --     $ 400,000
                                                              =========   =========

     Acquisition of a note receivable from Daytona
       Superkarts, Inc. with issuance of common stock         $    --     $ 375,000
                                                              =========   =========

     Acquisition of an option to acquire 100.0% of the
       issued and outstanding stock of Daytona Superkarts,
       Inc. with issuance of common stock                     $    --     $ 100,000
                                                              =========   =========





The accompanying notes are an integral part of these consolidated financial statements.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - LIQUIDITY CONTINGENCY

During the four years ended December 31, 1999, the Company has experienced cumulative net losses from operations and has utilized cash in operating activities of approximately $7,000,000. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

During March 2000, the Company has received $505,000 in private transactions from the sale of common stock and has commitments for approximately an additional $1,100,000 to provide working capital.

Further, during the first quarter of 2000, the Company has acquired an exclusive OEM licensing agreement to manufacture a line of "sport karts" for a domestic manufacturer of personal watercraft and off-road vehicles.

Management is of the opinion that these events will allow for the provision of adequate liquidity for the subsequent 12 month period. However, if necessary, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.


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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - ACQUISITION OF SUBSIDIARIES - Continued

Pro forma unaudited results of operations relating to the acquisition of Straight Line, as though the acquisition had occurred as of January 1, 1998, is as follows:

                                                                  1998
                                                             ------------
         Revenues                                            $  8,379,695
         Net income (loss)                                   $(10,280,600)
         Earnings per share - basic                          $      (2.09)


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

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of December 31, 1999 and 1998, inventory consisted of the following components:

                                                        1999           1998
                                                     ----------     ----------
         Raw materials                               $1,701,639     $1,909,822
         Work in process                                167,633         92,330
         Finished goods                                 345,406        127,797
                                                     ----------     ----------

                                                     $2,214,678     $2,129,949
                                                     ==========     ==========

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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of December 31, 1998, management, upon realization that 1998 operational objectives were not met, recorded an impairment of future recoverability of goodwill equivalent to 100.0% of the unamortized goodwill incurred at the acquisition of Brister's Thunder Karts, Inc., USA Industries, Inc. and Straight Line Manufacturing, Inc.

8.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of December 31, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

10.  Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

11.  Reclassifications
     -----------------
     Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentations.


NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the year ended December 31, 1999 and 1998, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:
                                             Highest    Lowest   Number of days
                       Entity               exposure   exposure   with exposure
           ------------------------------   --------   --------  --------------
Year ended December 31, 1999
         Karts International Incorporated   $155,329    $5,683           31
           Brister's Thunder Karts, Inc.    $585,601    $  968          139
               USA Industries, Inc.         $181,416    $  400          114

Year ended December 31, 1998
         Karts International Incorporated   $823,842    $1,806          135
           Brister's Thunder Karts, Inc.    $464,252    $  601          163
               USA Industries, Inc.         $157,606    $  236          198

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE E - CONCENTRATIONS OF CREDIT RISK - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. During 1999 and 1998, the Company had unsecured amounts invested in reverse repurchase agreements on a daily basis from February 1997 through December 31, 1999. As of December 31, 1999 and 1998, the Company had an unsecured outstanding reverse repurchase agreement of approximately $368,039 and $83,000, respectively. The Company incurred no losses during 1999 and 1998 as a result of any of these unsecured situations.


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components:
                                                                     Estimated
                                             1999         1998      useful life
                                         -----------  -----------  -------------

         Building and improvements       $ 1,030,269  $   925,713  5 to 25 years
         Equipment                         1,071,416      947,015  5 to 10 years
         Transportation equipment            218,618      130,740  3 to  5 years
         Furniture and fixtures              138,392      152,670        5 years
                                         -----------  -----------  -------------
                                           2,458,695    2,156,138
         Accumulated depreciation           (522,023)    (288,741)
                                         -----------  -----------
                                           1,936,672    1,867,367
         Land                                 32,800       32,800
                                         -----------  -----------

         Net property and equipment      $ 1,969,472  $ 1,900,197
                                         ===========  ===========

Total depreciation expense charged to operations for the years ended December 31, 1999 and 1998 was approximately $233,282 and $151,303, respectively.


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


NOTE I - NOTES PAYABLE TO BANKS AND OTHERS

The Company has two lines of credit with an aggregate face value of $3,500,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $2,5000,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). As of December 31, 1999 and 1998, respectively, an aggregate of approximately $2,724,005 and $1,550,924 was outstanding on these lines of credit. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender. The notes mature in April 2000 and are anticipated to be renewed.

The notes bear interest at the Lender's Base Rate plus 3.0% (11.50% at December 31, 1999). Further, the Agreement requires the payment of a one-time 1.0% commitment fee and the payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

The Inventory LOC originally contained a clause that this line of credit must be paid in full and held at a $-0- balance between January 1, 1999 and February 28, 1999 for a period of at least 30 consecutive days. This condition was not met and a waiver was granted by the lender. Additionally, the Agreement contains certain restrictive covenants related to the Company's business operations and financial ratios. As of December 31, 1999 and 1998, the Company was not in compliance with all covenants in the Agreement. The lender notified the Company on February 28, 2000 and February 22, 1999, respectively, of certain defaults on the Agreement and the lender granted waivers of applicable defaults.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE I - NOTES PAYABLE TO BANKS AND OTHERS - Continued

The Company's Straight Line subsidiary had two separate term lines of credit open at December 31, 1998:

   A $60,000 corporate line of credit payable to a bank with an outstanding balance of approximately $56,732 at December 31, 1998. This line of credit bears interest at the Bank's base rate plus 1.0% (9.0% at December 31, 1998). This line of credit requires monthly payments of approximately 2.0% of the outstanding principal plus all accrued, but unpaid, interest and fees. This line of credit is secured by a first mortgage on residential property owned by the former sole shareholder of Straight Line and the personal guaranty of the former sole shareholder and matures in November 1999. This note was paid in full during Calendar 1999.

   A $10,000 personal line of credit payable to a bank with an outstanding balance of approximately $9,495 at December 31, 1998. This line of credit bears at the Bank's base rate plus 3.0% (11.00% at December 31, 1998). This line of credit requires monthly payments of 1.8% of the outstanding principal balance plus all accrued, but unpaid, interest and fees. This line of credit is subject to the collateralization discussed above and this line of credit matures in November 1999. This note was paid in full during Calendar 1999.

A recap of notes payable consist of the following:
                                                       1999         1998
                                                    ----------   ----------
         Accounts receivable line of credit         $1,724,915   $  698,486
         Inventory line of credit                      999,090      800,000
         $60,000 corporate line of credit                    -       56,734
         $10,000 personal line of credit                     -        9,495
                                                    ----------   ----------
         Total notes payable                        $2,724,005   $1,564,715
                                                    ==========   ==========


NOTE J - LONG-TERM DEBT TO RELATED PARTIES

Long-term debt consists of the following:
                                                            1999        1998
                                                          ---------   ---------
$225,000 note payable to the Company's President
   and Chief Executive Officer.  Interest at 8.0%.
   Accrued interest payable monthly.  Principal and
   accrued, but unpaid, interest is due on demand.
   The loan is unsecured                                  $ 212,055   $       -

$50,000 note payable to the former sole shareholder
   of Straight Line.  Interest at 6.0%.  Principal and
   all accrued, but unpaid, interest is due at maturity
   in March 1999.  Secured by the Company's
   interest in the issued and outstanding stock
   of Straight Line Manufacturing, Inc.                           -      50,000

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE J - LONG-TERM DEBT TO RELATED PARTIES - Continued

                                                              1999       1998
                                                             --------   --------
$73,875 note payable to the former sole  shareholder
  of Straight Line.  Interest at 6.0%.  Principal only
  payment of $15,000  payable by January  31,  1999.
  Remaining principal and all accrued, but unpaid,
  interest is payable subject to the  settlement of
  a product liability lawsuit against Straight Line
  Manufacturing,  Inc. incurred prior to the Company's
  acquisition of Straight Line.  If the lawsuit is settled
  prior to March  31,  1999;  50.0% of the principal and
  all accrued,  but unpaid,  interest  will be due on
  October 1, 1999 and the  balance  will be due and  payable on March  31,  2000.  If the lawsuit is settled  between
  March 31, 1999 and March 31, 2000,  all principal
  and accrued, but unpaid,  interest will be due and
  payable 210 days after the lawsuit settlement date
  or March 31,  2000,  which ever is earlier.  If the
  lawsuit is settled after March 31, 2000, all principal
  and  accrued,  but unpaid, interest is due and payable
  30 days after the lawsuit settlement date                    17,340     73,875
                                                             --------   --------

    Total related party long-term debt                       $229,395   $123,875
                                                             ========   ========


NOTE K - LONG TERM DEBT TO BANKS AND OTHERS

Long-term debt payable to banks and others consist of the following at December 31, 1999 and 1998:

                                                              1999       1998
                                                             --------   --------
$22,678 capital lease payable to a finance company
   Interest at 7.86%.  Payable in monthly installments
   of approximately $2,144, including accrued interest
   Collateralized by equipment owned by Karts
   International Incorporated                                $  6,792   $   --

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest
   Final maturity in May 2002.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.            11,071     15,075

$23,122 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $726, including accrued interest
   Final maturity in March 2001.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.            10,324     17,849



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K - LONG TERM DEBT TO BANKS AND OTHERS - Continued

                                                                        1999      1998
                                                                       --------  --------
$17,829 installment note payable to a bank.  Interest at 8.25%.
   Payable in monthly installments of approximately $561,
   including accrued interest.  Final maturity in January 2002
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.    14,077      --

$20,000 installment note payable to a bank.  Interest at 8.0%
   Payable in monthly installments of approximately $406,
   including accrued interest.  Final maturity in June 2004
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.    18,322      --

$20,000 installment note payable to a bank.  Interest at 8.0%
   Payable in monthly installments of approximately $406, including accrued interest.  Final maturity in July 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                   18,587      --

$22,650 installment note payable to a bank.  Interest at 8.5%
   Payable in monthly installments of approximately $466, including accrued interest.  Final maturity in October 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                   21,706      --

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.25% at
   December 31, 1998).  Payable in monthly installments
   of approximately $2,626, including accrued interest
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                    205,598   217,371

$9,348 installment note payable to a bank.  Interest
   at 10.0%.  Payable in monthly installments of
   approximately $303, including accrued interest
   Final maturity in April 1999.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                        --       1,411

$18,198 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $572, including accrued interest
   Final maturity in March 2001.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                       8,110    14,042



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE K - LONG TERM DEBT TO BANKS AND OTHERS - Continued

                                                       1999         1998
                                                     ---------    ---------
$14,000 installment note payable to an equipment
finance company. Payable in monthly installments
of approximately $345, including accrued interest
Final maturity in May 2002.  Collateralized by
equipment owned by USA Industries, Inc.                  8,995       11,947
                                                     ---------    ---------

  Total long-term debt to banks and individuals        323,582      277,695

  Less current maturities                              (57,482)     (35,289)
                                                     ---------    ---------

  Long-term portion                                  $ 266,100    $ 242,406
                                                     =========    =========

Future maturities of long-term debt are as follows:
                                                   Year ending
                                             December 31,  Amount

                                                 2000              $ 57,483
                                                 2001                43,094
                                                 2002                32,302
                                                 2003                29,283
                                                 2004                26,002
                                              2005 - 2009           115,238
                                              2010 - 2014            20,180
                                                                   --------

                                                Totals             $323,582
                                                                   ========

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

All parties to the debenture agreement have agreed to defer the effective date of any conversion feature until such time that the conversion provisions are approved at the next annual shareholders' meeting, which was held on August 31, 1999. The conversion measure was approved at the Company's annual shareholder's meeting.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - INCOME TAXES

The components of income tax (benefit)  expense for the years ended December 31,
1999 and 1998, respectively, are as follows:
                                                   1999           1998
                                                  --------       --------
       Federal:
         Current                                  $(10,000)      $ (3,388)
         Deferred                                        -              -
                                                  --------       --------
                                                   (10,000)        (3,388)
                                                  --------       --------
       State:
         Current                                    (7,144)       (11,372)
         Deferred                                        -              -
                                                  --------       --------
                                                    (7,144)       (11,372)
                                                  --------       --------

         Total                                    $(17,144)      $(14,760)
                                                  ========       ========

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended December 31, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    1999           1998
                                                                -----------    -----------
Statutory rate applied to earnings (loss) before income taxes   $  (798,560)   $(3,412,796)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              (7,144)       (11,372)
     Non-deductibility of adjustment for common
       stock issued at less than "fair value"                          --          140,560
     Difference caused by use of statutory amortization
       Periods for deduction of goodwill                               --        1,969,683
     Other, including reserve for deferred tax asset                788,560      1,310,537
                                                                -----------    -----------

       Income tax expense                                       $   (17,144)   $    (3,388)
                                                                ===========    ===========


NOTE N - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $74,700 and $72,300 for each of the years ended December 31, 1999 and 1998, respectively.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - RELATED PARTY TRANSACTIONS - Continued

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


NOTE O - CONVERTIBLE PREFERRED STOCK

Through May 31, 1999, the Company sold $1,550,000 in Convertible Preferred Stock (Preferred Stock) subject to a Private Placement Memorandum. The Preferred Stock bears a dividend of 9.0%, payable semi-annually in either cash or common stock of the Company. The Preferred Stock is convertible into shares of common stock at a conversion rate of $0.25 per share at the option of the holder at any time between issuance and June 30, 2003. The Preferred Stock mandatorily converts to common stock on June 30, 2003. The Preferred Stock is redeemable by the Company on or after March 31, 2000, in whole or part, at the option of the Company at a redemption price of 109%, plus accrued dividends, if any. The dividend payable at December 31, 1999 was paid in February 2000 with the issuance of 225,022 shares of restricted, unregistered common stock.


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

NOTE P - COMMON STOCK TRANSACTIONS - Continued

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - COMMON STOCK WARRANTS - Continued

                               Warrants         Warrants
                              originally     outstanding at
                                issued     September 30, 1999   Exercise price
                              ----------   ------------------   ---------------
1996 Warrants                    500,018          500,018       $4.50 per share
Underwriter's Warrants           155,000          155,000       $4.00 per share
1997 Warrants                  1,782,500        1,782,500       $4.00 per share
                               ---------        ---------

Totals at September 30, 1999   2,504,185        2,437,518
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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE R - STOCK OPTIONS - Continued

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

During the fourth quarter of 1999, the Company granted options to its President, Vice President of Operations and various employees. These options vested in various amounts over a period from grant through three years from the grant date. These options, if not exercised, expire between the fourth and fifth anniversary date of the option grant. These options are summarized as follows:

                                           Options granted    Exercise price
                                           ---------------    ----------------
  President options                            400,000        $0.375 per share
  Vice President of Operations options         225,000        $0.375 per share
  Employee options                               3,000        $0.375 per share
  Employee options                             117,000        $0.31  per share

There were no exercise of any options during the years ended December 31, 1999 and 1998. The following table summarizes all options granted from 1996 to December 31, 1999.

                     Options   Options     Options     Options    Exercise price
                     granted  exercised  terminated  outstanding     per share
                    --------- ---------  ----------  -----------  --------------
  1996 options         59,335         -           -       59,335          $5.63
  1997 VP options      13,334         -       6,667        6,667          $4.875
  1997 options         52,670         -           -       52,670          $4.875
  1998 options        265,000         -     210,000       55,000  $1.06 - $3.50
  1999 options        810,000         -           -      810,000  $0.31 - $1.06
                    --------- ---------  ----------  -----------  --------------

  Totals            1,200,339         -     216,667      983,672
                    ========= =========  ==========  ===========

The weighted average exercise price of all issued and outstanding options at December 31, 1999 and 1998, respectively, was $1.07 and $3.32.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE R - STOCK OPTIONS - Continued

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 1999 and 1998, respectively.

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


NOTE S - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $25,000 per claim self-insurance clause as of December 31, 1999. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant.

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

The Agreements are for a three (3) year term, which provides for the payment of a one-time license fee and a "per unit" royalty fee. Upon execution, the Company was obligated to pay an initial license fee of $10,000 and agreed to pay a royalty of $1.00 per unit on which the existing intellectual property is installed. For the second and third years of the Agreement, the Company will pay the greater of $20,000 per year or $1.00 per unit on which the existing intellectual property is installed. During the year ended December 30, 1999 and 1998, respectively, the Company paid or accrued approximately $15,242 and $20,000 under this Agreement.

Employment agreements
---------------------

Effective January 30, 1998, the Company entered into an Employment Agreement (Agreement) with an individual to serve as the Company's President and Chief Executive Officer (President). The Agreement is for a term of three (3) years and provides the President with an annual base salary of $150,000. Upon execution of this Agreement, the President received options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $3.25 per share. The options vest as follows: 100,000 shares as of January 30, 1999; 50,000 shares as of January 31, 2000; 50,000 shares as of January 31, 2001. All unvested options vest immediately upon the termination of the Agreement if termination is for reason other than "for cause", and all unexercised options expire on January 31, 2003. The President may also receive annual performance based stock options to purchase up to 50,000 shares of the Company's common stock at a price equal to the market value of the Company's common stock on the date of issuance, as determined by the Company's Board of Directors, and an annual cash bonus not to exceed 15.0% of the annual base salary.

In January 1999, this individual resigned as President, Chief Executive Officer and as a director of the Company and the Company and the individual entered into a Settlement Agreement and Full and Final Release of All Claims (Agreement) for the purpose of satisfying and discharging all obligations of the Company to the individual under the Agreement. This Agreement provides that the Company shall forgive up to $19,000 of non-reimbursable expenses incurred by the individual and pay to for one week of earned vacation. In consideration for the foregoing, the former President agreed to adhere to the non-competition and non-solicitation covenants set forth in the Employment Agreement until January 13, 2001. As part of his separation from the Company, the Company issued to the individual options to purchase 15,000 shares of Common Stock at an option exercise price of $1.06 per share which were granted to replace the options to purchase 200,000 shares of common stock which were effectively canceled at separation. These options are vested and expire on January 20, 2004.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE S - COMMITMENTS AND CONTINGENCIES - Continued

Employment agreements
---------------------

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

On October 19, 1999, the Company's Board of Directors ratified an Employment Agreement (Agreement) with an individual to serve as the Company's President and Chief Executive Officer. The Agreement term was effective as of February 1, 1999 and expires on the third anniversary date of the Agreement with an automatic one year extension unless either the Company or the President provides a thirty (30) day written notice not to continue the Agreement. This Agreement provides the President with an annual salary of $150,000 per year, payable in either common stock of the Company or cash. At the end of each calendar quarter during the first calendar year of this Agreement, the Company shall pay the President a cash portion to satisfy the President's estimated federal and state tax liability and the balance shall be paid in shares of common stock calculated based on the closing bid price of the Company's common stock as quoted at the end of each quarter. Further, the President was granted 450,000 options to purchase shares of the Company's common stock at 100% of the closing bid price of the Company's common stock on the ratification date and the options vest as follows: 100,000 at the ratification date of this Agreement; 150,000 on the second anniversary date of this Agreement; and 200,000 on the third anniversary date of this Agreement. Additionally, the President may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's common stock, which shall vest immediately upon grant and expire five years from the grant date and (b) cash, not to exceed 15% of the President's base salary.


NOTE T - SIGNIFICANT CUSTOMERS

During the year ended December 31, 1999, the Company had one customer responsible for more than 10.0% of total net sales. Total sales to this entity totaled approximately $1,276,000, or approximately 10.6% of total net sales. During 1999, the Company had no other single or related groups of customers that aggregated more than 10.0% of total net sales.

During the year ended December 31, 1998, the Company was an OEM manufacturer of "fun karts" for one of its competitors. Total sales to this entity totaled approximately $864,000, or approximately 10.51% of total net sales. During 1998, the Company had no other single or related groups of customers that aggregated more than 10.0% of total net sales. If this Agreement is terminated as a result of a Change in Control of the Company, as defined in the Agreement, the President will be entitled to a cash payment of $200,000 and the immediate vesting of all open stock options.



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE U - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively.

                           Quarter ended  Quarter ended   Quarter ended   Quarter ended     Year ended
                             March 31,       June 30,      September 30,   December 31,    December 31,
                            -----------    ------------    ------------    ------------    ------------
1999
----
   Net revenues             $ 1,203,359    $  2,462,403    $  3,013,124    $  5,318,899    $ 11,997,785
   Gross profit                (169,160)        189,978         248,865         397,911         667,594
   Net earnings
     from operations           (708,387)       (340,526)       (483,516)       (630,372)     (2,162,801)
   Basic and fully
     diluted earnings
     per share              $     (0.12)   $      (0.07)   $      (0.10)   $      (0.13)   $      (0.42)
   Weighted-average
     number of shares
     issued and outstanding   5,574,298       5,574,298       5,574,298       5,574,298       5,574,298

1998
----
   Revenues                 $   509,205    $  1,222,734    $  1,885,571    $  4,602,136    $  8,219,646
   Gross profit                (201,595)        196,013        (135,053)       (339,969)       (480,604)
   Net earnings
     from operations           (630,132)       (897,450)       (870,615)     (1,586,798)     (3,984,995)
   Basic and fully
     diluted earnings
     per share              $     (0.13)   $      (0.18)   $      (0.18)   $      (1.56)   $      (2.05)
   Weighted-average
     number of shares
     issued and outstanding   4,854,133       4,854,133       4,854,133       5,118,238       4,920,702


