Form 10QSB
period 2000-03-31
KARTS INTERNATIONAL INC
filed 2000-05-15
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
----------    EXCHANGE  ACT OF 1934

                      For the quarterly period ended March 31, 2000

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-23041
                                                 -------

                        Karts International Incorporated
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               75-2639196
----------------------------                             ----------------------
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
         May 12, 2000:              Common Stock: 6,304,320 shares
                                    Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):    YES     NO  X
                                                                  ---    ---

                        Karts International Incorporated

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        25


Part II - Other Information

  Item 1   Legal Proceedings                                                28

  Item 2   Changes in Securities                                            28

  Item 3   Defaults Upon Senior Securities                                  28

  Item 4   Submission of Matters to a Vote of Security Holders              28

  Item 5   Other Information                                                28

  Item 6   Exhibits and Reports on Form 8-K                                 28


Signatures                                                                  29

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets as of March 31, 2000 and 1999 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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





                                                            S. W. HATFIELD, CPA
Dallas, Texas
May 12, 2000







P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                                  2000           1999
                                                              -----------    -----------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                  $   210,807    $   102,818
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $208,065 and $90,500, respectively                      723,836        954,788
     Other                                                         75,952         10,750
   Inventory                                                    2,588,028      1,829,933
   Prepaid expenses                                               428,565        352,057
                                                              -----------    -----------

     Total current assets                                       4,027,188      3,250,396
                                                              -----------    -----------

Property and equipment
   Building and improvements                                    1,031,690        932,437
   Equipment                                                    1,104,834        974,636
   Transportation equipment                                       218,618        143,469
   Furniture and fixtures                                         138,392        137,120
                                                              -----------    -----------
                                                                2,493,534      2,187,662
   Accumulated depreciation                                      (586,016)      (319,084)
                                                              -----------    -----------
                                                                1,907,518      1,868,578
   Land                                                            32,800         32,800
                                                              -----------    -----------

     Net property and equipment                                 1,940,318      1,901,378
                                                              -----------    -----------

Other assets
   Note receivable                                                425,060        387,432
   Option to acquire an unrelated entity                          138,001        134,075
   Organization costs, net of accumulated amortization
     of approximately $88,154 and $66,303, respectively            21,101         42,952
   Covenant not to compete, net of accumulated amortization
     of approximately $47,222 and $13,889, respectively            52,788         86,111
   Other                                                           17,706         53,432
                                                              -----------    -----------

     Total other assets                                           654,656        704,002
                                                              -----------    -----------

     Total Assets                                             $ 6,622,162    $ 5,855,776
                                                              ===========    ===========




                                  - Continued -




See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4

                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                       2000            1999
                                                  ------------    ------------

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities
   Cash overdraft                                 $       --      $      1,047
   Notes payable to banks and others                 1,949,123         838,135
   Notes payable to affiliates                            --           333,723
   Current maturities of long-term debt                 52,274          40,280
   Accounts payable  - trade                         2,165,693       2,837,480
   Other accrued liabilities                            33,933         415,309
   Customer deposits                                      --            27,900
   Accrued income and franchise taxes payable             --              --
                                                  ------------    ------------

     Total current liabilities                       4,201,023       4,493,874
                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Banks and other entities                        1,751,082            --
     Related parties                                   424,395         244,327
                                                  ------------    ------------

     Total liabilities                               6,376,500       4,738,201
                                                  ------------    ------------


Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     1,550,000 and -0- issued and
      outstanding, respectively                          1,550            --
   Common stock - $0.001 par value
     14,000,000 shares authorized
     6,304,320 and 4,854,133 shares
     issued and outstanding                              6,304           5,574
   Additional paid-in capital                       15,915,399      14,377,782
   Accumulated deficit                             (15,677,591)    (13,265,781)
                                                  ------------    ------------

     Total shareholders' equity                        245,662       1,117,575
                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity   $  6,622,162    $  5,855,776
                                                  ============    ============




See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5

                Karts International Incorporated and Subsidiaries
          Consolidated Statement of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                           Three months   Three months
                                              ended          ended
                                            March 31,      March 31,
                                               2000           1999
                                           -----------    -----------

Net Sales                                  $   948,750    $ 1,203,359
                                           -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                             818,037      1,321,713
   Depreciation                                 47,579         16,941
                                           -----------    -----------
     Total cost of sales                       865,616      1,338,654
                                           -----------    -----------

Gross profit                                    83,134       (135,295)
                                           -----------    -----------

Operating expenses
   Research and development expenses            28,945          1,095
   Selling expenses                             41,051         61,135
   General and administrative expenses         498,391        483,400
   Depreciation and amortization                55,008         27,462
                                           -----------    -----------
     Total operating expenses                  623,395        573,092
                                           -----------    -----------

Income (loss) from operations                 (540,261)      (708,387)

Other income (expense)
   Interest expense                           (140,480)       (61,958)
   Other                                        14,239         80,047
                                           -----------    -----------

Income before income taxes                    (666,502)      (690,298)

Provision for income taxes                        --             --
                                           -----------    -----------

Net loss                                      (666,502)      (690,298)

Other comprehensive income                        --             --
                                           -----------    -----------

Comprehensive income (loss)                $  (666,502)   $  (690,298)
                                           ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.12)   $     (0.12)
                                           ===========    ===========

Weighted-average number
   of shares of common stock
   outstanding - basic and fully diluted     5,710,904      5,574,298
                                           ===========    ===========

See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               6



                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)
                                                              Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                  2000           1999
                                                              -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                           $  (666,502)   $  (690,298)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                              110,858         44,403
       Bad debt expense                                            10,000           --
       Accrued interest income on note receivable                  (9,375)        (9,319)
       (Increase) Decrease in:
         Accounts receivable - trade and other                  1,692,246      1,385,514
         Inventory                                               (373,350)       300,016
         Prepaid expenses                                         (77,959)      (137,826)
         Other                                                       --          (32,421)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities          (474,803)      (388,860)
         Customer deposits                                           --           27,900
                                                              -----------    -----------
Cash flows used in operating activities                           211,115        499,109
                                                              -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity          --          (10,531)
   Cash paid for property and equipment                           (34,839)       (13,695)
                                                              -----------    -----------
Cash flows used in investing activities                           (34,839)       (24,226)
                                                              -----------    -----------

Cash flows from financing activities
   Proceeds from private placement of common stock                235,000           --
   Decrease in cash overdraft                                        --           (8,106)
   Change in note payable to affiliates - net                     195,000        209,848
   Net activity on bank and other lines of credit                (774,882)      (726,580)
   Principal payments on long-term note payable                   (20,226)       (10,917)
                                                              -----------    -----------
Cash flows provided by financing activities                      (365,108)      (535,755)
                                                              -----------    -----------

Increase in cash                                                 (188,832)       (60,872)

Cash at beginning of period                                       399,639        163,690
                                                              -----------    -----------

Cash at end of period                                         $   210,807    $   102,818
                                                              ===========    ===========



                                  - Continued -

See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               7



                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)
                                                          Three months   Three months
                                                              ended          ended
                                                            March 31,      March 31,
                                                             2000           1999
                                                            --------       --------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                           $ 50,732       $ 65,170
                                                            ========       ========

     Income taxes paid (refunded) for the period            $   --         $(29,545)
                                                            ========       ========

Supplemental disclosure of non-cash
   investing and financing activities

     Payment of preferred stock dividend with 225,022
       shares of common stock at $0.31 per share            $ 69,756       $   --
                                                            ========       ========

     Transportation equipment purchased with notes payable  $   --         $ 17,829
                                                            ========       ========









See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               8

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of March 31, 2000 and 1999, respectively, inventory consisted of the following components:

                                         2000          1999
                                      ----------    ----------
         Raw materials                $1,902,657    $1,600,442
         Work in process                 219,388       137,151
         Finished goods                  465,983        92,340
                                      ----------    ----------
                                      $2,588,028    $2,129,949
                                      ==========    ==========

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets (generally 3 to 25 years) using the straight-line method.

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of March 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

8.   Advertising
     -----------

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

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

10.  Reclassifications
     -----------------

     Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentations.


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the three months ended March 31, 2000 and 1999, respectively, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:

                                              Highest   Lowest    Number of days
                Entity                       exposure  exposure    with exposure
-----------------------------------------    --------  --------   --------------
Quarter ended March 31, 2000
----------------------------
        Karts International Incorporated     $  9,803  $  9,803            1
          Brister's Thunder Karts, Inc.      $244,744  $    328           20

Quarter ended March 31, 1999
----------------------------
        Brister's Thunder Karts, Inc.        $ 46,451  $    968          30
            USA Industries, Inc.             $ 33,253  $  1,141          19

                Karts International Incorporated and Subsidiaries

Note D - Concentrations of Credit Risk - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through March 31, 2000. As of March 31, 2000 and 1999, respectively, the Company had an unsecured outstanding reverse repurchase agreement of approximately $156,000 and $21,000, respectively. The Company has not incurred any losses as a result of any of these unsecured situations.

Note E - Property and Equipment

Total depreciation expense charged to operations for the quarters ended March 31, 2000 and 1999 was approximately $102,586 and $30,343, respectively.

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

                Karts International Incorporated and Subsidiaries

Note H - Notes Payable to Banks and Others

The Company has two lines of credit with an aggregate face value of $3,500,000. One line of credit note is tied to the Company's aggregate trade accounts receivable balances, not to exceed $2,500,000 (A/R LOC). The second line of credit is tied to the Company's aggregate inventory balances, not to exceed $1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement (Agreement). During the first quarter of 2000, the lender and the Company executed two additional term notes in the amount of $300,000 and $930,000, respectively. These notes are of equal term and language as the lines of credit.

As of March 31, 2000 and 1999 respectively, an aggregate of approximately $1,949,123 and $773,451 is outstanding on all of these lines of credit and term notes. The notes require the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender.

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

The Company's Straight Line subsidiary had two separate term lines of credit open at March 31, 1999:

   A $60,000 corporate line of credit payable to a bank with an outstanding balance of approximately $55,359 at March 31, 1999. This line of credit bore interest at the Bank's base rate plus 1.0%. This line of credit requires monthly payments of approximately 2.0% of the outstanding principal plus all accrued, but unpaid, interest and fees. This line of credit is secured by a first mortgage on residential property owned by the former sole shareholder of Straight Line and the personal guaranty of the former sole shareholder. This note was paid in full during Calendar 1999.

   A $10,000 personal line of credit payable to a bank with an outstanding balance of approximately $9,325 at March 31, 1999. This line of credit bore at the Bank's base rate plus 3.0%. This line of credit requires monthly payments of 1.8% of the outstanding principal balance plus all accrued, but unpaid, interest and fees. This line of credit is subject to the collateralization discussed above. This note was paid in full during Calendar 1999.

A recap of notes payable outstanding at March 31, 2000 and 1999, respectively, consist of the following:

                                                         2000         1999
                                                      ----------   ----------
Lines of credit and term loans                        $1,949,123   $  773,451
$60,000 corporate line of credit                            --         55,359
$10,000 personal line of credit                             --          9,325
                                                      ----------   ----------

   Total notes payable                                $1,949,123   $  838,135
                                                      ==========   ==========



                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note I - Long-Term Debt to Related Parties

Long-term   debt  consists  of  the  following  at  March  31,  2000  and  1999, respectively:

                                                                        2000              1999
                                                                       --------          --------

Two notes payable to the Company's President
   and Chief Executive Officer.  Interest at 8.0%.
   Accrued interest payable monthly.  Principal and
   accrued, but unpaid, interest is due on demand.
   The loan is unsecured                                               $407,055          $225,000

$50,000 note payable to the former sole shareholder
   of Straight Line.  Interest at 6.0%.  Principal and
   all accrued, but unpaid, interest is due at maturity
   in March 1999.  Secured by the Company's
   interest in the issued and outstanding stock
   of Straight Line Manufacturing, Inc.                                       -            50,000

$73,875 note payable to the former sole  shareholder
   of Straight Line.  Interest at 6.0%.  Principal only
   payment of $15,000  payable by January  31,  1999.
   Remaining principal and all accrued, but unpaid,
   interest is payable subject to the  settlement of
   a product  liability lawsuit against Straight Line
   Manufacturing,  Inc. incurred prior to the Company's
   acquisition of StraightLine.  If the lawsuit is settled
   prior to March  31,  1999;  50.0% of the principal and
   all accrued,  but unpaid,  interest  will be due on
   October 1, 1999 and the balance will be due and payable
   on March  31,  2000.  If the lawsuit is settled  between
   March 31, 1999 and March 31, 2000,  all principal
   and accrued, but unpaid,  interest will be due and
   payable 210 days after the lawsuit  settlement date
   or March 31,  2000,  which ever is earlier.  If the
   lawsuit is settled after March 31, 2000, all principal
   and  accrued,  but unpaid, interest is due and payable
   30 days after the lawsuit settlement date.                            17,340            58,723
                                                                       --------          --------

     Total related party long-term debt                                $424,395          $333,723
                                                                       ========          ========




                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note J  - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at March 31, 2000 and 1999:

                                                                 2000       1999
                                                                --------   --------
Eleven and  Eight  installment  notes or  leases  payable
   to  banks or  finance  companies.   Interest  ranging
   from 7.75% to 9.25%.  Payable in monthly installments
   aggregating  approximately $8,974,  including accrued
   interest. Collateralized by various equipment, vehicles
   and real estate owned by Karts International Incorporated,
   Brister's Thunder Karts, Inc. or USA Industries, Inc..       $303,356   $284,607

     Less current maturities                                     (52,274)   (40,280)
                                                                --------   --------

     Long-Term portion                                          $251,082   $244,327
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

Note K - Debenture Payable

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



                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note L - Income Taxes

The components of income tax (benefit)  expense for the quarters ended March 31,
2000 and 1999, respectively, are as follows:
                                                    2000             1999
                                                -----------      -----------
     Federal:
          Current                               $         -      $         -
          Deferred                                        -                -
                                                -----------      -----------
                                                          -                -
                                                -----------      -----------
     State:
          Current                                         -                -
          Deferred                                        -                -
                                                -----------      -----------
                                                          -                -
                                                -----------      -----------

          Total                                 $         -      $         -
                                                ===========      ===========

As of March 31, 2000, the Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended March 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                                  2000         1999
                                                                ---------    ---------
Statutory rate applied to earnings (loss) before income taxes   $(226,611)   $(234,701)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                --           --
   Other including reserve for deferred tax asset                 226,611      234,701
                                                                ---------    ---------

     Income tax expense                                         $    --      $    --
                                                                =========    =========


Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $20,275 and $18,075 for each of the periods ended March 31, 2000 and 1999, respectively.

                Karts International Incorporated and Subsidiaries

Note M - Related Party Transactions - Continued

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

                                Warrants       Warrants
                               originally   outstanding at
                                 issued     March 31, 2000     Exercise price
                               ----------   --------------    ---------------
1996 Warrants                     500,018         500,018     $4.50 per share
Underwriter's Warrants            155,000         155,000     $4.00 per share
1997 Warrants                   1,782,500       1,782,500     $4.00 per share
                                ---------       ---------

Totals at March 31, 2000        2,504,185       2,437,518
                                =========       =========

                Karts International Incorporated and Subsidiaries

Note O - Common Stock Warrants - Continued

On March 9, 1999, the Company, as compensation for waiving certain events of default and the amendment to the Company's loan agreement with a non-financial institution lender, granted the lender a stock warrant to purchase 100,000 shares of the Company's restricted, unregistered common stock at a price of $0.54 per share. If the Company fully repays the outstanding indebtedness to the lender within ninety (90) days of the warrant date, the number of shares subject to the warrant reduces to 50,000. If and only if there is no total retirement of the indebtedness to the lender, the number of shares subject to the warrant reduces based upon the Company's net income achieved during Calendar 1999. The number of shares subject to the warrant based upon the Company's net income in the event of a non- retirement of the indebtedness is as follows:

                               Net income  # of shares
                               ----------  -----------
                               $  975,000       50,000
                               $  877,500       60,000
                               $  780,000       75,000

This warrant is exercisable at any time after its issuance and expires four (4) years from its issuance.

In conjunction with the $300,000 and $930,000 term notes executed in the first quarter of 2000, the Company issued and additional 50,000 warrants to the non-financial institution lender at a price of $0.54 per share on terms identical to those discussed above.

Note P - Stock Options

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

Note P - Stock Options - Continued

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

There were no exercise of any options during the periods ended March 31, 2000 and 1999, respectively. The following table summarizes all options granted from 1996 to March 31, 2000:

                  Options   Options     Options     Options    Exercise price
                  granted  exercised  terminated  outstanding     per share
                ---------  ---------  ----------  -----------  --------------
1996 options       59,335          -           -       59,335       $5.63
1997 VP options    13,334          -       6,667        6,667       $4.875
1997 options       52,670          -           -       52,670       $4.875
1998 options      265,000          -     210,000       55,000   $1.06 - $3.50
1999 options      810,000          -           -      810,000   $0.31 - $1.06
                ---------  ---------  ----------  -----------  --------------

Totals          1,200,339          -     216,667      983,672
                =========  =========  ==========  ===========  ==============

The weighted average exercise price of all issued and outstanding options at March 31, 2000 and 1999, respectively, was $1.07 and $3.32.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially higher than the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2000 and 1999, respectively.

                Karts International Incorporated and Subsidiaries

Note P - Stock Options - Continued

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

Note P - Stock Options - Continued

1998 Compensation Plan - continued
----------------------

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

Under the 1998 Plan, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options which may be exercisable for the first time during any calendar year shall not exceed $100,000. There presently are outstanding options to purchase 845,000 shares of Common Stock at prices ranging from $0.31 to $2.98 per share.

Note Q - Commitments and Contingencies

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $25,000 per claim self-insurance clause as of March 31, 2000. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant.

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

                Karts International Incorporated and Subsidiaries

Note Q - Commitments and Contingencies

Consulting and Patent Licensing - continued
-------------------------------

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

                Karts International Incorporated and Subsidiaries

Note Q - Commitments and Contingencies - Continued

Employment agreements - continued
---------------------

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



               (Remainder of this page left blank intentionally.)

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


Results of Operations
---------------------

Three months ended March 31, 2000 as compared to the three months ended March 31, 1999

The Company experienced net sales of approximately $948,800 for the three months ended March 31, 2000 as compared to net sales of approximately $1,203,400 for the three months ended March 31, 1999. The decrease in sales was primarily due to a decrease in the number of promotional karts sold during the first quarter of the current year. This was a result of the restructuring of the Company's business that occurred during the second half of last year whereby the Company refocused its attention on its core fun kart business in order to improve margins. As a result of this restructuring, the Company withdrew, at least temporarily, from its pursuit of promotional kart sales.

As a result of the Company's restructuring and correction of its product pricing structure, gross profit for the three months ended March 31, 2000 increased by approximately $218,400 to $83,100 from a gross loss of approximately $(135,300) for the same period in 1999. While the Company has been pleased with the improvement in gross margins, management realizes that it must continue to focus on increasing its production and sales levels during the early part of the year. Continued improvements in gross margins will be largely dependent on spreading its fixed overhead over more production units. Additionally, management believes that increased utilization of its existing production capacity during the first and second quarters will allow the Company to significantly increase its annual sales without having to materially expand its facilities.

Selling, general and administrative expenses increased to approximately $623,400 for the three months ended March 31, 2000 from approximately $573,100 for the three months ended March 31, 1999. The Company increased its research and development expense during the three months ended March 31, 2000 by approximately $28,000 compared to the same three months in 1999. This was due to costs associated with the Company obtaining an exclusive three year license with Polaris Industries, Inc. to design, produce and sell a new line of Polaris go-karts. Polaris Industries, Inc. is the world's largest producer of snowmobiles and one of the largest producers of ATV and personal watercraft in the United States.

Interest expense for the three months ended March 31, 2000 was approximately $140,500 compared to approximately $62,000 for the three months ended March 31, 1999. The increase was a result of a higher level of borrowing on the Company's working capital lines of credit and the $1.5 million subordinated, convertible debenture incurred in June, 1999.

The Company experienced a net loss of approximately $(666,500) for the three months ended March 31, 2000 compared to a net loss of approximately $(690,300) for the three months ended March 31, 1999. Net loss per share was $(0.12) for both the three months ended March 31, 2000 and 1999. The weighted average number of shares outstanding increased to 5,710,904 for the three months ended March 31, 2000 compared to 5,574,298 for the same period during 1999.

Additional Operational Information
----------------------------------

The  Company  currently  has  approximately   five  product  liability  lawsuits
outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Company had positive (negative) working capital of approximately $(174,000) as compared to approximately $(1,243,000) at March 31, 1999. During the first quarter of 2000, the Company experienced positive cash flows from operations of approximately $211,000 as compared to $499,000 during the first quarter of 1999. The Company's net loss for the three months ended March 31, 2000 and its build up of inventory was funded by the collection of year end accounts receivable.

During the first quarter of 2000, the Company expended approximately $35,000 on additions to its manufacturing equipment to support the new Polaris program. While the Company is not anticipating any additional equipment will be needed for this program, the Company is in process of relocating its USA Industries, Inc. subsidiary to Roseland, Louisiana and will experience additional capital expenditures during the second and third quarter to support the move.

The Company has been awarded an Economic Development grant for $300,000 for the State of Louisiana through the Town of Roseland. This grant, other smaller grant(s) and investment by the Town of Roseland are expected to cover the majority of the cost for the new 40,000 square foot facility.

Additional funds will be needed by the Company to support this move and to provide working capital. The Company began a private placement of its common stock during the first quarter and is currently negotiating with its lenders to provide the necessary working capital. The Company is confident that during the second quarter sufficient funding will be procured to allow it to carry out its business plan for 2000.

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

Additional Operations information.
---------------------------------

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

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company has undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999 and made all necessary modifications, upgrades or replacements that it believed were necessary to address its potential internal Y2K exposures.

The Company had no Y2K impact in any manufacturing equipment. The Company also held discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through March 31, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.


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

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

a)     Exhibits
       --------
       None

b)     Reports on Form 8-K
       -------------------
       None



--------------------------------------------------------------------------------



               (Remainder of this page left blank intentionally.)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Karts International Incorporated

May   15  , 2000             /s/ Charles Brister
    ------                   -------------------------------------
                                 Charles Brister
                                 President, Chief Executive Officer and Director


May   15  , 2000             /s/ Richard N. Jones
    ------                   ----------------------------------------
                                 Richard N. Jones
                                 Vice President - Administration and Finance