Form 10QSB
period 2000-06-30
KARTS INTERNATIONAL INC
filed 2000-08-18
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
---------       ACT OF 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-23041

                        Karts International Incorporated
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            75-2639196
----------------------------                        ----------------------------
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

         August 15, 1999:                   Common Stock: 7,439,315 shares
                                            Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                        Karts International Incorporated

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                            Page

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

                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets as of June 30, 2000 and 1999 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statement of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999, respectively, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 16, 1999

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3




                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                                   June 30,        June 30,
                                                                     2000           1999
                                                                 -----------    -----------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                     $    22,183    $    74,325
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $152,574 and $90,500, respectively                       1,055,822      1,608,292
     Other                                                            20,960         25,090
   Inventory                                                       2,497,412      1,806,372
   Prepaid expenses                                                  719,337        357,103
                                                                 -----------    -----------
     Total current assets                                          4,315,714      3,871,182
                                                                 -----------    -----------
Property and equipment

   Building and improvements                                       1,051,583        994,269
   Equipment                                                       1,113,198        975,165
   Transportation equipment                                          218,618        148,669
   Furniture and fixtures                                            138,581        152,630
                                                                 -----------    -----------
                                                                   2,521,980      2,270,733
   Accumulated depreciation                                         (653,519)      (349,427)
                                                                 -----------    -----------
                                                                   1,868,461      1,921,306
   Land                                                               32,800         32,800
                                                                 -----------    -----------
     Net property and equipment                                    1,901,261      1,954,106
                                                                 -----------    -----------
Other assets

   Note receivable                                                   425,060        396,750
   Option to acquire unrelated entity                                138,001        138,021
   Deferred costs related to financing and capital acquisition          --          383,060
   Loan costs, net of accumulated amortization
     of approximately $12,736 and $-0-, respectively                 292,476           --
   Organization costs, net of accumulated amortization
     of approximately $93,617 and $71,766, respectively               15,638         37,489
   Covenant not to compete, net of accumulated amortization
     of approximately $55,556 and $22,225, respectively               44,444         77,777
   Other                                                               2,552         53,421
                                                                 -----------    -----------
     Total other assets                                              918,171      1,086,518
                                                                 -----------    -----------
     Total Assets                                                $ 7,135,146    $ 6,911,806
                                                                 ===========    ===========



                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                             June 30,        June 30,
                                                               2000            1999
                                                          ------------    ------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
   Notes payable to banks and others                      $       --      $    420,205
   Notes payable to affiliates                                 142,922         298,331
   Current maturities of long-term debt                         50,155          40,280
   Accounts payable  - trade                                 2,013,745       1,860,306
   Other accrued liabilities                                    68,747         281,102
   Accrued income and franchise taxes payable                     --               700
                                                          ------------    ------------
     Total current liabilities                               2,275,569       2,900,924
                                                          ------------    ------------

Long-term liabilities
   Long-term debt, net of current maturities                   347,915         236,254
   Debenture payable                                         2,500,000       1,500,000
                                                          ------------    ------------
     Total liabilities                                       5,123,484       4,637,178
                                                          ------------    ------------

Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
       9.0% Convertible Preferred Stock
         1,550,000 shares issued and outstanding                 1,550           1,550
       Series A Preferred Stock
         4,000,000 shares issued and outstanding                 4,000            --
   Common stock - $0.001 par value
     14,000,000 shares authorized. 7,439,315
     and 5,574,298 shares issued and outstanding                 7,439           5,574
   Additional paid-in capital                               18,951,120      15,926,232
   Accumulated deficit                                     (16,952,447)    (13,658,728)
                                                          ------------    ------------
     Total shareholders' equity                              2,011,662       2,274,628
                                                          ------------    ------------
     Total Liabilities and Shareholders' Equity           $  7,135,146    $  6,911,806
                                                          ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.






                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                           Six months       Six months       Three months     Three months
                                              ended            ended             ended            ended
                                            June 30,         June 30,          June 30,         June 30,
                                              2000             1999              2000             1999
                                            ---------        ---------         ---------        ---------
Revenues
   Kart sales - net                        $2,789,407       $3,665,762        $1,840,657       $2,462,403
                                            ---------        ---------         ---------        ---------

Cost of Sales
   Purchases and direct expenses            2,995,217        3,519,584         2,177,180        2,197,871
   Depreciation                                98,371           33,882            50,792           16,941
                                            ---------        ---------         ---------        ---------
      Total cost of sales                   3,093,588        3,553,466         2,227,972        2,214,812
                                            ---------        ---------         ---------        ---------

Gross Profit                                 (304,181)         112,296          (387,315)         247,591
                                            ---------        ---------         ---------        ---------
Operating Expenses
   Research and development expenses           39,602            7,773            10,657            6,678
   Selling, general and
      administrative expenses               1,179,903        1,098,512           640,461          553,977
   Depreciation and amortization               85,514           54,924            30,506           27,462
                                            ---------        ---------         ---------        ---------
      Total operating expenses              1,305,019        1,161,209           681,624          588,117
                                            ---------        ---------         ---------        ---------

Income (loss) from Operations              (1,609,200)      (1,048,913)       (1,068,939)        (340,526)

Other Income (Expenses)
   Interest and other miscellaneous            27,417           96,846            13,178           16,799
   Interest expense                          (252,326)        (131,178)         (111,846)         (69,220)
                                            ---------        ---------         ---------        ---------
Loss before Income Taxes                   (1,834,109)      (1,083,245)       (1,167,607)        (392,947)

Income Tax (Expense) Benefit                        -                -                 -                -
                                            ---------        ---------         ---------        ---------
Net Loss                                   (1,834,109)      (1,083,245)       (1,167,607)        (392,947)

Other Comprehensive Income                          -                -                 -                -
                                            ---------        ---------         ---------        ---------
Comprehensive Income (Loss)               $(1,834,109)     $(1,083,245)      $(1,167,607)      $ (392,947)
                                            =========        =========         =========        =========
Loss per weighted-average share
   of common stock outstanding
   - basic and fully diluted                   $(0.29)          $(0.19)           $(0.16)          $(0.07)
                                                 ====             ====              ====             ====
Weighted-average number
   of shares of common
   stock outstanding - basic
   and fully diluted                        6,434,682        5,574,298         7,164,009        5,574,298
                                            =========        =========         =========        =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               6






                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)
                                                                             Six months     Six months
                                                                               ended          ended
                                                                              June 30,       June 30,
                                                                                2000           1999
                                                                            -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                                         $(1,834,109)   $(1,083,245)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                                            220,058         54,924
       Accrued interest income on note receivable                                (9,375)       (18,637)
       Bad debt expense                                                          53,060           --
       (Increase) Decrease in:
         Accounts receivable-trade and other                                  1,372,192        717,720
         Inventory                                                             (282,734)       323,577
         Prepaid expenses and other                                            (368,731)      (175,545)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                        (459,713)    (1,500,241)
         Accrued income taxes payable                                              --              700
                                                                            -----------    -----------
Cash flows used in operating activities                                      (1,309,352)    (1,680,747)
                                                                            -----------    -----------
Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity                        --          (14,477)
   Cash paid for property and equipment                                         (63,285)       (62,884)
                                                                            -----------    -----------
Cash flows used in investing activities                                         (63,285)       (77,361)
                                                                            -----------    -----------
Cash flows from financing activities
   Decrease in cash overdraft                                                      --           (9,153)
   Cash received from sale of 9.0% Convertible Preferred Stock                     --        1,550,000
   Cash received from sale of Class A Preferred Stock                         3,000,000           --
   Cash received from private placement of common stock                         615,000           --
   Cash paid for loan and capital acquisition costs                            (644,355)      (383,060)
   Change in notes payable to affiliate - net                                   (86,473)       174,456
   Net activity on bank and other lines of credit                            (2,724,005)    (1,144,510)
   Principal received on long-term debt                                       1,000,000      1,500,000
   Principal payments on long-term note payable                                (164,986)       (18,990)
                                                                            -----------    -----------
Cash flows provided by financing activities                                     995,181      1,668,743
                                                                            -----------    -----------
Increase (Decrease) in cash                                                    (377,456)       (89,365)

Cash at beginning of period                                                     399,639        163,690
                                                                            -----------    -----------
Cash at end of period                                                       $    22,183    $    74,325
                                                                            ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               7




                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)
                                                              Six months   Six months
                                                                ended        ended
                                                               June 30,     June 30,
                                                                 2000         1999
                                                             -----------  -----------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $   216,153   $   135,713
                                                             ===========   ===========
     Income taxes paid (refunded) for the period             $       --    $      (700)
                                                             ===========   ===========
Supplemental disclosure of non-cash
   investing and financing activities

     Payment of preferred stock dividend with 225,022
       shares of common stock at $0.31 per share             $    69,756   $        --
                                                             ===========   ===========
     Transportation equipment purchased with notes payable   $        --   $    17,829
                                                             ===========   ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               8

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

During the first quarter of 2000, the Company has acquired an exclusive OEM licensing agreement to manufacture a line of "sport karts" for a domestic manufacturer of personal watercraft and off-road vehicles. During the second quarter of 2000, the Company received proceeds from a new $3,000,000 private placement of Class A Preferred Stock and an additional $1,000,000 in long-term debt.

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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of June 30, 2000 and 1999, respectively, inventory consisted of the following components:

                                                   2000             1999
                                                ----------       ----------

         Raw materials                          $1,882,511       $1,607,785
         Work in process                           288,251           96,991
         Finished goods                            326,650          101,596
                                                ----------       ----------
                                                $2,497,412       $1,806,372
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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of June 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

10.  Reclassifications
     -----------------

     Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentations.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the six months ended June 30, 2000 and 1999, respectively, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:

                                           Highest      Lowest    Number of days
                 Entity                   exposure     exposure    with exposure
  ------------------------------------    --------     --------   --------------
Six months ended June 30, 2000
------------------------------
   Karts International Incorporated       $ 36,336      $ 9,803              6
   Brister's Thunder Karts, Inc.          $244,744      $   328             53
   USA Industries, Inc.                   $ 31,206      $10,472              3

Six months ended June 30, 1999
------------------------------
   Karts International Incorporated       $155,329      $ 4,301             19
   Brister's Thunder Karts, Inc.          $149,897      $   968             51
   USA Industries, Inc.                   $181,416      $ 1,141             46

                Karts International Incorporated and Subsidiaries

Note D - Concentrations of Credit Risk - Continued

Additionally, the Company utilizes a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary and a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through June 30, 2000. As of June 30, 2000 and 1999, respectively, the Company had an unsecured outstanding reverse repurchase agreement of approximately $-0- and $75,000, respectively. The Company has not incurred any losses as a result of any of these unsecured situations.

Note E - Property and Equipment

Total depreciation expense charged to operations for the six months ended June 30, 2000 and 1999 was approximately $85,514 and $60,686, respectively.

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

During the second quarter of 2000, management evaluated the performance and likelihood of collectability of this note. While management is of the opinion that the principal will ultimately be collected upon maturity, the accrual of interest was discontinued retroactively to April 1, 2000.

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



                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

Note H - Notes Payable to Banks and Others

The Company had two lines of credit with an aggregate  face value of $3,500,000.
One line of credit note was tied to the Company's aggregate trade accounts receivable balances, not to exceed $2,500,000 (A/R LOC). The second line of credit was tied to the Company's aggregate inventory balances, not to exceed
$1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement
(Agreement). During the first quarter of 2000, the lender and the Company executed two additional term notes in the amount of $300,000 and $930,000, respectively. These notes are of equal term and language as the lines of credit.

These notes were paid in full during the second quarter of 2000. Accordingly, as of June 30, 2000 and 1999, respectively, an aggregate of approximately $-0- and $420,205 was outstanding on all of these lines of credit and term notes. The notes required the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections were deposited to the lender's benefit in a lockbox controlled by the lender.

Note I - Long-Term Debt to Related Parties

Long-term   debt   consists  of  the  following  at  June  30,  2000  and  1999, respectively:

                                                                                   2000              1999
                                                                                  --------          --------
Two notes payable to the Company's President and
   Chief Executive Officer.  Interest at 8.0%.  Accrued
   interest payable monthly.  Principal and accrued, but
   unpaid, interest is due on demand.  The loan is unsecured                      $125,582          $212,055

$50,000 note payable to the former sole shareholder of
   Straight Line.  Interest at 6.0%.  Principal and all accrued, but unpaid, interest is due at maturity in March 1999.
   Secured by the Company's interest in the issued and
   outstanding stock of Straight Line Manufacturing, Inc.                                -            50,000

$73,875 note payable to the former sole  shareholder of
   Straight Line.  Interest at 6.0%.  Principal only payment
   of $15,000  payable by January  31,  1999.  Remaining
   principal and all accrued, but unpaid,  interest is payable subject to the settlement of a product liability lawsuit
   against Straight Line Manufacturing,  Inc. incurred prior
   to the Company's  acquisition of Straight Line.  If the lawsuit is settled prior to March 31, 1999; 50.0% of the principal and all accrued,  but unpaid,  interest  will be due on October 1,
   1999 and the  balance  will be due and  payable  on March  31,
   2000.  If the lawsuit is settled  between March 31, 1999
   and March 31, 2000,  all principal and accrued, but unpaid, interest will be due and payable 210 days after the lawsuit settlement  date or March 31,  2000,  which ever is earlier.
   If the lawsuit is settled after March 31, 2000, all principal and accrued, but unpaid, interest is due and payable 30 days
   after the lawsuit settlement date.                                               17,340            36,276
                                                                                  --------          --------

     Total related party long-term debt                                           $142,922          $298,331
                                                                                  ========          ========





                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

Note J  - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at June 30, 2000 and 1999:

                                                                                   2000              1999
                                                                                  --------         ---------
Eleven and  Eight  installment  notes or  leases  payable
   to banks or finance companies.   Interest ranging
   from 7.75% to 9.25%.  Payable in monthly installments
   aggregating  approximately $8,974,  including accrued
   interest.  Collateralized by various equipment,  vehicles
   and real estate owned by Karts International Incorporated,
   Brister's Thunder Karts, Inc. or USA Industries, Inc..                         $398,070          $276,534

     Less current maturities                                                       (50,155)          (40,280)
                                                                                  --------          --------

     Long-Term portion                                                            $347,915          $236,254
                                                                                  ========          ========

Future maturities of long-term debt are as follows:


                                                                                  Year ending
                                                                                  December 31,      Amount
                                                                                  -----------      --------
                                                                                     2000          $ 57,483
                                                                                     2001            43,094
                                                                                     2002            32,302
                                                                                     2003            29,283
                                                                                     2004            26,002
                                                                                  2005 - 2009       115,238
                                                                                  2010 - 2014        20,180
                                                                                                   ---------

                                                                               Totals              $323,582
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

On May 17, 2000, the Company and the Shareholder amended and restated the governing agreement into an Amended and Restated Loan Agreement in the principal amount of $2,500,000. The note matures on May 17, 2005 and bears interest at Prime + 3.0%. All other terms and conditions of the initial document, except for the conversion to common stock feature discussed above, remained the same.



                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

Note L - Income Taxes

The components of income tax (benefit) expense for the quarters ended June 30, 2000 and 1999, respectively, are as follows:

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
                                                  ===========     ===========

As of June 30, 2000, the Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended June 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  2000       1999
                                                                ---------  ---------
Statutory rate applied to earnings (loss) before income taxes   $(623,597) $(368,303)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                   -          -
   Other including reserve for deferred tax asset                 623,597    368,303
                                                                ---------  ---------

     Income tax expense                                         $       -  $       -
                                                                =========  =========


Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the closing of the acquisition of Brister's, the Company and the former owner executed a new lease agreement for a primary two-year term expiring in 1998 and an additional two-year renewal option. The monthly lease payment will remain at $6,025 per month with annual adjustments for increases based upon the Consumer Price Index. Total payments under this agreement were approximately $41,372 and $36,150 for each of the periods ended June 30, 2000 and 1999, respectively.

                Karts International Incorporated and Subsidiaries

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

In May 2000, the Company authorized the issuance of 4,000,000 shares of Preferred Stock designated as "Series A Preferred Stock". These shares were sold on May 17, 2000 for total gross proceeds of $3,000,000. The Series A Preferred Stock bears a dividend at a rate of $0.075 per share per annum, payable on March 31, June 30, September 30 and December 31, commencing on June 30, 2000. These shares are subject to a liquidation preference equal to the sum of $0.75 per share plus declared or accrued but unpaid dividends. The Company, at its sole option, may redeem all or a portion of the issued and outstanding Series A Preferred Stock on or after May 31, 2003 at a price of $1.50 per share plus all declared or accrued but unpaid dividends. The holders of the Series A Preferred Stock have the right to convert the issued and outstanding shares at any time after the date of issuance at a rate of $0.375 per share plus all declared or accrued but unpaid dividends. These shares shall automatically be converted into common stock upon either the Company's sale of common stock with an aggregate offering price of $10,000,000 and a per share price of $5.00 and the written consent or agreement of the holders of a majority of the then outstanding shares of the Series A Preferred Stock.

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

                               Warrants
                              originally        Warrants
                                issued       outstanding at
                           March 31, 2000    Exercise price
                           --------------    --------------
1996 Warrants                  500,018            500,018        $4.50 per share
Underwriter's Warrants         155,000            155,000        $4.00 per share
1997 Warrants                1,782,500          1,782,500        $4.00 per share
                             ---------          ---------

Totals at June 30, 2000      2,504,185          2,437,518
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

Note P - Stock Options - Continued

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

During the fourth quarter of 1999, the Company granted options to its President, Vice President of Administration and various employees. These options vested in various amounts over a period from grant through three years from the grant date. These options, if not exercised, expire between the fourth and fifth anniversary date of the option grant. These options are summarized as follows:

                                            Options granted     Exercise price
                                            ---------------    ----------------
   President options                               400,000     $0.375 per share
   Vice President of Administration options        225,000     $0.375 per share
   Employee options                                  3,000     $0.375 per share
   Employee options                                117,000     $0.31  per share

There were no exercise of any options during the periods ended June 30, 2000 and 1999, respectively. The following table summarizes all options granted from 1996 to June 30, 2000:

                    Options   Options     Options     Options    Exercise price
                    granted  exercised  terminated  outstanding     per share
                  ---------  ---------  ----------  -----------  --------------
  1996 options       59,335          -           -       59,335         $5.63
  1997 VP options    13,334          -       6,667        6,667         $4.875
  1997 options       52,670          -           -       52,670         $4.875
  1998 options      265,000          -     210,000       55,000  $1.06 - $3.50
  1999 options      810,000          -           -      810,000  $0.31 - $1.06
                  ---------  ---------  ----------  -----------

     Totals       1,200,339          -     216,667      983,672
                  =========  =========  ==========  ===========

                Karts International Incorporated and Subsidiaries

Note P - Stock Options - Continued

The weighted average exercise price of all issued and outstanding options at June 30, 2000 and 1999, respectively, was $1.07 and $3.32.

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

Note Q - Commitments and Contingencies

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability coverage to cover these exposures with a $25,000 per claim self-insurance clause as of June 30, 2000. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant.

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

Results of Operations
---------------------

Six months ended June 30, 2000 as compared to the six months ended June 30, 1999
--------------------------------------------------------------------------------

The Company recorded net revenues of approximately $2.8 million and $1.8 million for the six and three months ended June 30, 2000, respectively as compared to approximately $3.7 million and $2.5 for the comparable six and three month periods of 1999. The current year's net revenues for the six and three months ended June 30, 2000 represented a 24% and 25% decrease, respectively, over the same periods last year. The decrease in revenues is largely attributed to the Company's decision to no longer sell to one mass merchandiser account and to temporarily withdraw from the promotional and concession kart markets to allow it to focus its resources on expediting the design, marketing and production of a new line of karts under an exclusive license agreement with Polaris Industries, Inc.

Gross profit was negatively impacted by the decrease in volume and additional costs associated with bringing the new Polaris Trail Kart line into production. As a result, the Company suffered a gross loss of approximately $(304,000) and $(387,000), respectively for the six month and three month periods ended June 30, 2000, as compared to a gross profit of $112,000 and $248,000 respectively, during the same period last year. Management expects its gross profit to improve over the remainder of the year as production levels increase and average contribution per unit sold improves as a result of newly introduced models.

Selling, general and administrative expenses were approximately $1,180,000 and $1,099,000 for the respective six month periods ended June 30, 2000 and 1999 and approximately $640,000 and $554,000 for the second quarter in 2000 and 1999, respectively. The increase of approximately $80,000 for the six month period resulted from increases in bad debt expense, royalties and cash management charges. Research and development expenses totaled approximately $40,000 for the six months ended June 30, 2000 compared to approximately $8,000 for the same period during 1999. These costs were associated with the design and prototype of the Polaris Trail Kart line. Depreciation and amortization were approximately $86,000 and $31,000, respectively, for the six and three month periods ended June 30, 2000 compared with approximately $55,000 and $27,000 for the same periods last year.

Other income (expense) was approximately $(225,000) and $(99,000) for the respective six and three month periods ended June 30, 2000 as compared to approximately $(34,000) and $(52,000) for the same periods last year. The change is chiefly due to an increase in interest expense during both the six and three month periods resulting from higher levels of borrowing to fund the Company's working capital needs. In addition, the Company had recognized a positive reorganization reserve adjustment of approximately $55,000 during the six months ended June 30, 1999.

For the six months ended June 30, 2000, the Company incurred a net loss of approximately $(1,834,000) compared to a net loss of approximately $(1,083,000) for the same period in 1999. The Company incurred a net loss of approximately $(1,168,000) and $(393,000), respectively for the three months ended June 30, 2000 and 1999.

Additional Operational Information
----------------------------------

The  Company  currently  has  approximately   four  product  liability  lawsuits
outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

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

The Consumer Product Safety Commission (the "CPSC") recently announced that it had directed one of the Company's competitors to recall approximately 91,000 of its karts due to a safety concern. The Company is considered by many in the industry to be a leader in kart safety with a record of introducing or being one of the first to install new safety features. The Company is not aware of any incidents involving its karts that were caused by factors similar to those that lead the CPSC to issue the order for recall. The Company does not expect to be directly affected by this situation.

Liquidity and Financial Condition
---------------------------------

As of June 30, 2000, the Company had positive working capital of approximately $2.040,000 as compared to approximately $970,000 at June 30, 1999. During the first six months of 2000 and 1999, the Company experienced negative cash flows from operations of approximately $(1,309,000) and $(1,681,000), respectively. Cash used to bind the Company's operating loss and to reduce accounts payable and other liabilities was mitigated by a reduction in excess inventory carried into the beginning of the year and collections of accounts receivable during the six months ended June 30, 2000.

In  order  to  improve  the  Company's   working   capital,   the  Company  sold
approximately $615,000 of common stock through a private placement, sold $3,000,000 of preferred stock and restructured its debt during the first and second quarters of 2000. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital.

The Company believes that the proceeds from the sale of its common and preferred stock and from the restructuring of its debt assured that a supply of critical manufacturing components and supplies and sufficient working capital will be available to meet the Company's operational requirements as it enters its historically profitable season.

Capital Requirements
--------------------

The Company expended cash of approximately $63,000 in additions to property and equipment during the first six months of 2000. Minor improvements were made to the Brister's facility to accommodate the addition some equipment from the Company's USA Industries' facility in Prattville, Alabama. The Company is in the process of relocating its USA Industries, Inc. subsidiary into a new 40,000 sq. ft. facility in Roseland, Louisiana. The building will be owned by the Town of Roseland with funding being provided by a Louisiana Economic Development grant, the Town of Roseland and the Company. Once the building is completed, the Company will lease the building for a original term of five (5) years with an option to extend the lease for an additional two (2) year period. Consideration to the Town of Roseland during the seven year lease term will be the Company's investment in the project. The Company believes that the new facility will be ready late in its third quarter and will significantly increase its production capacity and reduce costs through improved production flow and consolidated management oversight. The Company plans to move its equipment out of the Prattville, Alabama location into the new facility and will also investigate purchasing or leasing additional production equipment.

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

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through June 30, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.

Part II - Other Information

Item 1 - Legal Proceedings

   See accompanying notes to the consolidated financial statements

Item 2 - Changes in Securities

   In May 2000, the Company authorized the issuance of 4,000,000 shares of Preferred Stock designated as "Series A Preferred Stock". These shares were sold on May 17, 2000 for total gross proceeds of $3,000,000. The Series A Preferred Stock bears a dividend at a rate of $0.075 per share per annum, payable on March 31, June 30, September 30 and December 31, commencing on June 30, 2000. These shares are subject to a liquidation preference equal to the sum of $0.75 per share plus declared or accrued but unpaid dividends. The Company, at its sole option, may redeem all or a portion of the issued and outstanding Series A Preferred Stock on or after May 31, 2003 at a price of $1.50 per share plus all declared or accrued but unpaid dividends. The holders of the Series A Preferred Stock have the right to convert the issued and outstanding shares at any time after the date of issuance at a rate of $0.375 per share plus all declared or accrued but unpaid dividends. These shares shall automatically be converted into common stock upon either the Company's sale of common stock with an aggregate offering price of $10,000,000 and a per share price of $5.00 and the written consent or agreement of the holders of a majority of the then outstanding shares of the Series A Preferred Stock.

   During the first six months, the Company sold an aggregate 1,639,995 shares of restricted, unregistered common stock for aggregate gross proceeds of approximately $615,000 (or approximately $0.38 per share), which approximates the "fair value" of the securities at the time of issuance.

   In February 2000, the Company issued an aggregate 225,022 shares of restricted, unregistered common stock for payment of dividends on the issued and outstanding 9.0% Convertible Preferred Stock of approximately $69,757 (or $0.31 per share), which approximates the "fair value" of the securities at the time of issuance.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

a)     Exhibits
       --------
       27 - Financial Data Schedule

b)     Reports on Form 8-K
       -------------------

     May 17, 2000 - Discussion of sale of 4,000,000 shares of Series A voting, convertible preferred stock for $3,000,000 cash; increase in long-term debt by $1,000,000 and changes in the members of the Company's Board of Directors.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KARTS INTERNATIONAL INCORPORATED


August   17  , 1999                                   /s/ Charles Brister
       ------                                 ----------------------------------
                                                                 Charles Brister
                                              President, Chief Executive Officer
                                                                    and Director


August   17  , 1999                                     /s/ Richard N. Jones
       ------                                 ----------------------------------
                                                                Richard N. Jones
                                                        Chief Accounting Officer