Form 10QSB
period 2000-09-30
KARTS INTERNATIONAL INC
filed 2000-11-14
CIK 1010077

United States
                       Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
--------  ACT OF 1934


                For the quarterly period ended September 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

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

         November 10, 2000:         Common Stock: 7,498,392 shares
                                    Common Stock Warrants: 1,782,500

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                  ----    ----

                        Karts International Incorporated

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                        Page
                                                                        ----

Part I - Financial Information

  Item 1  Financial Statements                                             3

  Item 2 Management's Discussion and Analysis or Plan of Operation        27


Part II - Other Information

  Item 1 Legal Proceedings                                                29

  Item 2 Changes in Securities                                            29

  Item 3 Defaults Upon Senior Securities                                  30

  Item 4 Submission of Matters to a Vote of Security Holders              30

  Item 5 Other Information                                                30

  Item 6 Exhibits and Reports on Form 8-K                                 31


Signatures                                                                32

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

                         Independent Accountant's Report
                         -------------------------------

Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of September 30, 2000 and 1999 and the accompanying consolidated statement of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999, respectively, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
November 10, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                     Assets
                                     ------

                                                                             2000            1999
                                                                         ------------    ------------
Current Assets
   Cash on hand and in banks                                             $  1,522,946    $    135,363
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $134,708 and $80,500, respectively                                1,216,340       2,132,097
     Recoverable income taxes and other                                        28,154          33,919
   Inventory                                                                3,995,869       2,796,715
   Prepaid expenses                                                           837,247         331,727
                                                                         ------------    ------------

     Total current assets                                                   7,600,556       5,429,821
                                                                         ------------    ------------

Property and equipment
   Building and improvements                                                1,062,257       1,022,518
   Equipment                                                                1,280,870       1,032,922
   Transportation equipment                                                   240,607         223,818
   Furniture and fixtures                                                     138,581         153,861
                                                                         ------------    ------------
                                                                            2,722,315       2,433,119
   Accumulated depreciation                                                  (727,650)       (461,671)
                                                                         ------------    ------------
                                                                            1,994,665       1,971,448
   Land                                                                        32,800          32,800
                                                                         ------------    ------------

     Net property and equipment                                             2,027,465       2,004,248
                                                                         ------------    ------------

Other Assets
   Note receivable                                                            425,060         387,432
   Option to acquire an unrelated entity                                      138,001         138,021
   Deferred costs related to financing and capital acquisition,
     net of accumulated amortization of $27,711 and $-0-, respectively        277,501         318,679
   Goodwill, net of accumulated amortization of
     approximately $6,414,452 and $6,414,452, respectively                       --              --
   Organization costs, net of accumulated amortization
     of approximately $99,080 and $77,229, respectively                        10,175          32,026
   Covenant not to compete, net of accumulated amortization
     of approximately $63,889 and $30,556, respectively                        36,111          69,444
   Other                                                                        2,552          36,797
                                                                         ------------    ------------

     Total other assets                                                       889,400         982,399
                                                                         ------------    ------------

     Total Assets                                                        $ 10,517,421    $  8,416,468
                                                                         ============    ============



                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2000 and 1999

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                      2000            1999
                                                  ------------    ------------
Current Liabilities
   Notes payable to banks and others              $       --      $  1,867,135
   Notes payable to affiliates                         142,922         273,154
   Current maturities of long-term debt                 72,273          51,595
   Accounts payable  - trade                         2,285,477       2,605,914
   Other accrued liabilities                            32,803          90,811
   Accrued dividends payable                           181,531            --
   Accrued income taxes payable                           --             9,090
                                                  ------------    ------------

     Total current liabilities                       2,715,006       4,897,699
                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities           230,099         275,367
   Debenture payable                                 2,500,000       1,500,000
                                                  ------------    ------------

     Total Liabilities                               5,445,105       6,673,066
                                                  ------------    ------------


Commitments and contingencies

Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     5,623,333 and 1,550,000 issued
     and outstanding, respectively                       5,623           1,550
   Common stock - $0.001 par value
     14,000,000 shares authorized
     7,498,392 and 5,574,298 shares
     issued and outstanding, respectively                7,498           5,574
   Additional paid-in capital                       23,965,757      15,926,232
   Accumulated deficit                             (18,906,562)    (14,189,954)
                                                  ------------    ------------

     Total Shareholders' Equity                      5,072,316       1,743,402
                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity   $ 10,517,421    $  8,416,468
                                                  ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                           Nine months    Nine months   Three months   Three months
                                              ended          ended         ended          ended
                                          September 30,  September 30,  September 30,  September 30,
                                              2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Net Sales                                  $ 4,894,007    $ 6,678,886    $ 2,104,600    $ 3,013,124
Cost of sales

   Purchases, direct labor
     and related costs                       5,651,884      6,307,881      2,656,667      2,696,819
   Depreciation                                152,843        101,322         54,472         67,440
                                           -----------    -----------    -----------    -----------
     Total cost of sales                     5,804,727      6,409,203      2,711,139      2,764,259
                                           -----------    -----------    -----------    -----------

Gross profit                                  (910,720)       269,683       (606,539)       248,865
                                           -----------    -----------    -----------    -----------

Operating expenses
   Research and development                     72,752          7,773         33,150           --
   Selling, general and
     administrative expenses                 2,204,279      1,680,550      1,024,376        673,516
   Depreciation and amortization               118,969        113,789         33,455         58,865
                                           -----------    -----------    -----------    -----------
     Total operating expenses                2,396,000      1,802,112      1,090,981        732,381
                                           -----------    -----------    -----------    -----------

Income (Loss) from operations               (3,306,720)    (1,532,429)    (1,697,520)      (483,516)

Other income (expense)
   Interest expense                           (377,900)      (225,829)      (125,574)       (94,651)
   Other                                        42,749        143,787         15,332         46,941
                                           -----------    -----------    -----------    -----------

Income (Loss) before income taxes           (3,641,871)    (1,614,471)    (1,807,762)      (531,226)

Provision for income taxes
   Current                                      (2,321)          --           (2,321)          --
                                           -----------    -----------    -----------    -----------

Net income (loss)                           (3,644,192)    (1,614,471)    (1,810,083)      (531,226)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $(3,644,192)   $(1,614,471)   $(1,810,083)   $  (531,226)
                                           ===========    ===========    ===========    ===========


                                  -Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.




                Karts International Incorporated and Subsidiaries
   Consolidated Statements of Operations and Comprehensive Income - Continued
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                           Nine months    Nine months    Three months   Three months
                                              ended          ended          ended          ended
                                          September 30,   September 30,  September 30,  September 30,
                                              2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Net income (loss)                          $(3,644,192)   $(1,614,471)   $(1,810,083)   $  (531,226)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $(3,644,192)   $(1,614,471)   $(1,810,083)   $  (531,226)
                                           ===========    ===========    ===========    ===========


Income (loss) per weighted-
   average share of common
   stock outstanding, calculated
   on net loss - basic and fully diluted   $     (0.54)   $     (0.29)   $     (0.24)   $     (0.10)
                                           ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding                         6,773,944      5,574,298      7,448,283      5,574,298
                                           ===========    ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                 Nine months    Nine months
                                                                    ended          ended
                                                                 September 30,  September 30,
                                                                     2000           1999
                                                                 -------------  -------------
Cash flows from operating activities
   Net loss for the period                                       $(3,644,192)   $(1,614,471)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                                 322,960        215,111
       Bad debt reserve                                               68,060         15,000
       Accrued interest income on note receivable                     (9,375)        (9,319)
       (Increase) Decrease in:
         Accounts receivable - trade and other                     1,189,480        170,086
         Inventory                                                (1,781,191)      (666,766)
         Prepaid expenses and other                                 (486,641)      (133,810)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities             (209,156)      (944,924)
         Accrued income taxes payable                                   --            9,090
                                                                 -----------    -----------
Cash flows used in operating activities                           (4,550,055)    (2,960,003)
                                                                 -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity             --          (14,477)
   Cash paid for property and equipment                             (263,620)      (196,502)
                                                                 -----------    -----------
Cash flows used in investing activities                             (263,620)      (210,979)
                                                                 -----------    -----------

Cash flows from financing activities
   Decrease in cash overdraft                                           --           (9,153)
   Cash received from sale of 9.0% Convertible Preferred Stock          --        1,550,000
   Cash received from sale of Class A Preferred Stock              3,000,000           --
   Cash received from sale of Class B Preferred Stock              5,500,000           --
   Cash paid for Preferred Stock dividends                           (69,750)          --
   Cash received from private placement of common stock              615,000           --
   Cash paid for loan and capital acquisition costs               (1,144,355)      (343,679)
   Change in notes payable to affiliate - net                        (86,473)       174,279
   Net activity on bank and other lines of credit                 (2,724,005)       302,420
   Principal received on long-term debt                            1,000,000      1,500,000
   Principal payments on long-term note payable                     (153,435)       (31,212)
                                                                 -----------    -----------
Cash flows provided by financing activities                        5,936,982      3,142,655
                                                                 -----------    -----------

Increase (Decrease) in cash                                        1,123,307        (28,327)

Cash at beginning of period                                          399,639        163,690
                                                                 -----------    -----------

Cash at end of period                                            $ 1,522,946    $   135,363
                                                                 ===========    ===========



                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                             Nine months    Nine months
                                                                ended          ended
                                                             September 30,  September 30,
                                                                2000           1999
                                                             ------------   ------------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                            $    326,752   $ 228,807
                                                             ============   =========

     Income taxes paid (refunded) for the period             $      2,321   $  (6,476)
                                                             ============   =========

Supplemental disclosure of non-cash
   investing and financing activities

     Payment of preferred stock dividend with 225,022
       shares of common stock at $0.31 per share             $     69,756   $    --
                                                             ============   =========

     Transportation equipment purchased with notes payable   $       --     $  80,479
                                                             ============   =========

     Conversion of debt payable to an affiliate into
       preferred stock                                       $       --     $  25,000
                                                             ============   =========




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

During the first quarter of 2000, the Company has acquired an exclusive OEM licensing agreement to manufacture a line of "sport karts" for a domestic manufacturer of personal watercraft and off-road vehicles. During the second quarter of 2000, the Company received proceeds from a new $3,000,000 private placement of Class A Preferred Stock and an additional $1,000,000 in long-term debt. During the third quarter of 2000, the Company received proceeds from a new $5,500,000 private placement of Class B Preferred Stock.

Management estimates that these events will provide for adequate liquidity in the near term. However, if necessary, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of September 30, 2000 and 1999, respectively, inventory consisted of the following components:

                                               2000             1999
                                            ----------       ----------

         Raw materials                      $3,153,009       $2,288,113
         Work in process                       354,928           96,302
         Finished goods                        487,932          412,300
                                            ----------       ----------
                                            $3,995,869       $2,796,715
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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of September 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

10.  Reclassifications
     -----------------

     Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentations.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the nine months ended September 30, 2000 and 1999, respectively, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:

                                           Highest     Lowest    Number of days
                      Entity              exposure    exposure    with exposure
                      ------              --------    --------   --------------
Nine months ended September 30, 2000
------------------------------------
   Karts International Incorporated       $ 36,336    $  6,163          8
   Brister's Thunder Karts, Inc.          $670,193    $    328         96
   USA Industries, Inc.                   $ 31,206    $  5,397          4

Nine months ended September 30, 1999
------------------------------------
   Karts International Incorporated       $155,329    $  4,301         19
   Brister's Thunder Karts, Inc.          $158,853    $    968         81
   USA Industries, Inc.                   $181,416    $    400         89

                Karts International Incorporated and Subsidiaries

Note D - Concentrations of Credit Risk - Continued

Through May 2000, the Company utilized a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary for the benefit of its then primary non-financial institution lender.

The Company uses a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through September 30, 2000. As of September 30, 2000 and 1999, respectively, the Company had an unsecured outstanding reverse repurchase agreement of approximately $1,448,000 and $23,002, respectively. The Company has not incurred any losses as a result of any of these unsecured situations.

Note E - Property and Equipment

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2000  and  1999  was   approximately   $271,812  and  $172,930,
respectively.

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





                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note H - Notes Payable to Banks and Others

The Company had two lines of credit with an aggregate  face value of $3,500,000.
One line of credit note was tied to the Company's aggregate trade accounts receivable balances, not to exceed $2,500,000 (A/R LOC). The second line of credit was tied to the Company's aggregate inventory balances, not to exceed
$1,000,000 (Inventory LOC). The total amounts which may be outstanding at any one time, and the corresponding note principal advances, are tied to the respective "Borrowing Base" calculations contained in the Loan Agreement
(Agreement). During the first quarter of 2000, the lender and the Company executed two additional term notes in the amount of $300,000 and $930,000, respectively. These notes were of equal term and language as the lines of credit.

These notes were paid in full during the second quarter of 2000. Accordingly, as of September 30, 2000 and 1999, respectively, an aggregate of approximately $-0-and $1,837,135 was outstanding on all of these lines of credit and term notes.
The notes required the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections were deposited to the lender's benefit in a lockbox controlled by the lender.

Note I - Long-Term Debt to Related Parties

Long-term debt consists of the following at September 30, 2000 and 1999, respectively:

                                                                                   2000              1999
                                                                                 --------          --------
Two notes payable to the Company's President and
   Chief Executive Officer.  Interest at 8.0%.  Accrued
   interest payable monthly.  Principal and accrued, but
   unpaid, interest is due on demand.  The loan is unsecured                     $125,582          $212,055

$73,875 note payable to the former sole  shareholder of
   Straight Line.  Interest at 6.0%.  Principal  only  payment of $15,000  payable by January  31,  1999. Remaining
   principal and all accrued, but unpaid,  interest is payable subject to the  settlement  of a product  liability  lawsuit against  Straight  Line Manufacturing,  Inc. incurred prior to the Company's  acquisition of Straight Line.  If the  lawsuit is  settled  prior to March  31,  1999;  50.0% of the principal  and all accrued,  but unpaid,  interest  will be due on October 1,
   1999 and the  balance  will be due and  payable  on March  31,
   2000.  If the lawsuit is settled  between March 31, 1999
   and March 31, 2000,  all principal and accrued, but unpaid, interest will be due and payable 210 days after the lawsuit settlement  date or March 31,  2000,  which ever is earlier.
   If the lawsuit is settled  after March 31, 2000,  all  principal and  accrued,  but unpaid, interest is due and payable 30 days
   after the lawsuit settlement date.                                              17,340            61,099
                                                                                 --------          --------

     Total related party long-term debt                                          $142,922          $273,154
                                                                                 ========          ========





                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note J  - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at September
30, 2000 and 1999:

                                                                                    2000         1999
                                                                                  --------     --------
Thirteen and Ten installment notes or leases payable,
   respectively, to banks or finance companies.  Interest
   ranging from 7.75% to 9.25%.  Payable in monthly
   installments  aggregating  approximately $9,500,  including accrued interest. Collateralized by various equipment,
   vehicles and real estate owned by Karts International
   Incorporated, Brister's Thunder Karts, Inc. or USA
   Industries, Inc..                                                              $302,372     $326,962

     Less current maturities                                                       (72,273)     (51,595)
                                                                                  --------     --------

     Long-Term portion                                                            $230,099     $275,367
                                                                                  ========     ========

Future maturities of long-term debt are as follows:

                                                                                Year ending
                                                                                December 31,     Amount
                                                                                -----------      ------

                                                                                    2000       $ 72,273
                                                                                    2001         43,094
                                                                                    2002         32,302
                                                                                    2003         29,283
                                                                                    2004         26,002
                                                                                 2005 - 2009     83,598
                                                                                 2010 - 2014     15,820
                                                                                               --------

                                                                                   Totals      $302,372
                                                                                               ========

Note K - Debenture Payable

On June 3,  1999,  the  Company  consummated  a $1.5  million  convertible  loan transaction  with The Schlinger  Foundation  (the  "Foundation"),  who is also a shareholder in the Company.  The Foundation also purchased  500,000 shares of 9%
Preferred Stock at a price of $1.00 per share in the Company's  private offering consummated  on June 30, 1999.  For his  assistance  to the Company in arranging this  financing  with the  Foundation  and  others,  the  Company  paid Blair L.
benGerald,  a director of the Company,  $205,000. Mr. Blair L. benGerald was not
an officer or director of the Company when he received this payment.  On May 17,
2000, the Company and The  Foundation  entered into an Amended and Restated Loan
Agreement which provided for the additional loan of $1,000,000 to the Company at an  interest  rate equal to 3% plus the prime rate as quoted in The Wall  Street
Journal.  Interest is payable on the $2.5 million Amended and Restated Term Note
("Term Note")  monthly as it accrues  commencing on June 30, 2000 and continuing on the last day of each successive month thereafter  during the term of the Term
Note with the  principal of the Term Note being  payable in one  installment  of unpaid  principal and accrued unpaid  interest on May 17, 2005. The Term Note is
secured  with  guaranty  agreements  by  each  of  the  Company's   wholly-owned
subsidiaries,  Straight Line  Manufacturing,  Inc., USA Industries,  Inc., KINT,
L.L.C. and Brister's Thunder Karts, Inc.  Additionally,  the Company and each of its subsidiaries  have pledged  substantially  all of their assets as additional collateral for the Term Note.






                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note K - Debenture Payable - continued

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

Note L - Income Taxes

The components of income tax (benefit)  expense for the quarters ended September
30, 2000 and 1999, respectively, are as follows:

                                                 2000          1999
                                             ------------   -----------
                      Federal:
                          Current            $       --     $       --
                          Deferred                   --             --
                                             ------------   ------------
                                                     --             --
                                             ------------   ------------
                      State:
                           Current                  2,321           --
                           Deferred                  --             --
                                             ------------   ------------
                                                    2,321           --
                                             ------------   ------------

                           Total             $      2,321   $       --
                                             ============   ============

As of June 30, 2000, the Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the quarters ended September 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                   2000           1999
                                                                -----------    -----------
Statutory rate applied to earnings (loss) before income taxes   $(1,238,236)   $  (548,920)
Increase (decrease) in income taxes resulting from:
   State income taxes                                                 2,321           --
   Other including reserve for deferred tax asset                 1,238,236        548,920
                                                                -----------    -----------

     Income tax expense                                         $     2,321    $      --
                                                                ===========    ===========


Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's President and Chief Operating Officer, in addition to being a Company shareholder and director. Concurrent with the 1996 closing of the acquisition of Brister's, the Company and the former owner executed a lease agreement for a primary two-year term which expiring in 1998 and an additional two-year renewal extension which has expired as of September 30, 2000. The Company currently occupies its primary manufacturing facility on a month-to-month lease at a monthly lease payment of approximately $6,025 per month. Total payments under this agreement were approximately $62,477 and $54,825 for each of the periods ended September 30, 2000 and 1999, respectively.

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

On August 1, 2000, the Company and Charles Brister, the Company's President, entered into a license agreement (the "License Agreement") for "Accelerator Pedal Override Apparatus for Self-Propelled Motorized Cart with Aligned Brake and Accelerated Push-Rod Type Operator Pedals" ("Pedal Override") and for "Clutch Assembly for Chain Driven Cart" (the "Clutch Lube") which are subject to certain patent rights owned by Mr. Brister. The term of the License Agreement is for a period of three (3) years. In August 2000, the Company paid Mr. Brister $40,000 for arrearage royalty fees covering the Pedal Override and Clutch Lube under a prior license agreement between the Company and Mr. Brister. Pursuant to the current License Agreement, the Company has agreed to pay Mr. Brister royalties as follows: (i) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2000 and ending July 31, 2001, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2000 and ending July 31, 2001, (ii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2001 and ending July 31, 2002, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2001 and ending July 31, 2002, and (iii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2002 and ending July 31, 2003, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2002 and ending July 31, 2003. The Company shall pay the accrued royalties on January 1 and July 31 of each year during the term of the License Agreement. Either party may terminate the License Agreement upon thirty (30) days written notice to the other party if the other party commits a material breach of any term of the License Agreement and fails to cure such breach within the 30-day period. Upon termination of the License Agreement for any reason, the Company shall return to Mr. Brister the technology and tangible manifestations or copies thereof relating to the Pedal Override and Clutch Lube and all licenses granted under the License Agreement will be transferred and assigned by the Company to Mr. Brister or to his designee.

On October 10, 2000, the Company entered into a license agreement with Charles Brister (the "Technology Agreement") for the right to use a safety fuel tank and filler cap apparatus on its products (the "Technology") which is owned by Mr. Brister under certain patents and patent applications. In consideration of the grant of the license to the Technology, the Company agreed to pay Mr. Brister an annual license fee of $250,000. The first annual license fee payment is payable in two equal payments of $125,000 each, with the first $125,000 payment being paid to Mr. Brister in August 2000 and the second $125,000 payment due on December 31, 2000. The Technology Agreement is for a period of three (3) years and shall be automatically renewed annually thereafter unless either of the parties provides at least sixty (60) days notice of non-renewal prior to the termination date of the Technology Agreement. The Technology Agreement is subject to termination for non-payment of the license fee and royalties and for certain other reasons. In addition to the annual license fee of $250,000, the Company shall pay Mr. Brister a royalty of $1.00 for each Company product which utilizes the Technology. However, in no event shall royalties for a calendar year for use of the Technology on the Company's products be less than $500,000 for the first full year of the Technology Agreement ending on December 31, 2001; less than $500,000 for the license year ending December 31, 2002 and less than $1,000,000 for the license year ending December 31, 2003 and thereafter.

                Karts International Incorporated and Subsidiaries

Note M - Related Party Transactions  - continued

In the event that royalties for a license year do not equal the required minimum, Charles Brister may, at his option, convert the exclusive license granted to the Company to a non-exclusive license without the right of the Company to sub-license, by thirty (30) days notice in writing to the Company, unless such default is cured by the Company within the 30-day notice period. Subject to the terms of the Technology Agreement, the Company shall have the right to grant sub-licenses to others for fees or at royalty rates to be determined by the Company. As sub-license income, the Company has agreed to pay to Mr. Brister 50% of all license fees, royalties, advance royalties, minimum royalties or other payments accrued or received in respect to the granting or maintaining of sub-licenses, provided, however, in no instance shall the amount paid to Mr. Brister be less than $1.00 for each product which utilizes the Technology. Additionally, the Company has agreed during the term of the Technology Agreement to maintain product liability insurance naming Mr. Brister as an additional insured to provide protection against claims and causes of action arising out of any defects or failure to perform of the Technology. The amount of coverage shall be a minimum of $2,000,000 combined single limit, with a deductible amount not to exceed $100,000 for each single occurrence for bodily injury and/or property damage.

Note N - Preferred Stock

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

On October 9, 2000, the Company sold 73,333 shares of its Series B Preferred Stock to the Foundation for $5,500,000 or $75.00 per share. Each share of Series B Preferred Stock is convertible at the option of the holder into 200 shares of Common Stock of the Company. Each outstanding share of Series B Preferred Stock has the right to 200 votes at any meeting of the stockholders of the Company.

The Company and the Foundation have entered into a Registration Rights Agreement dated May 17, 2000, and as amended on October 9, 2000 which granted certain registration rights to the Foundation for the shares of Common Stock of the Company to be issued to the Foundation upon conversion of the Series A and Series B Preferred Stock.

                Karts International Incorporated and Subsidiaries

Note O - Common Stock

During the first six months of 2000, the Company sold an aggregate 1,639,995 shares of restricted, unregistered common stock pursuant to a private placement memorandum for gross proceeds of approximately $613,360. Each share was accompanied by a Warrant to purchase one additional share of restricted, unregistered common stock at a price of $0.50 per share. These warrants expire on May 31, 2005.

In September 2000, the Company issued approximately 59,077 shares of restricted, unregistered common stock in settlement of outstanding invoices for legal services with the Company's corporate product liability counsel in the aggregate amount of approximately $14,700, which approximates the "fair value" of the number of shares issued in this transaction.

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


Note P - Common Stock Warrants - continued

In conjunction with the $300,000 and $930,000 term notes executed in the first quarter of 2000, the Company issued and additional 50,000 warrants to the non-financial institution lender at a price of $0.54 per share on terms identical to those discussed above.

In conjunction with a private placement of common stock during the first six months of 2000, the Company issued 1,639,995 Warrants to purchase an equivalent share of common stock at a price of $0.50 per share. These warrants are redeemable by the Company at a price of $0.01 per Warrant at any time after the first anniversary of the "Final Closing Date" upon 30 days written notice to the Warrant holders, if the average closing price of the Company's common stock equals or exceeds $1.50 per share for the 20 consecutive trading days ending three days prior to the date of the notice of redemption. These Warrants expire on May 31, 2005.

                                   Warrants              Warrants
                                  originally          outstanding at
                                    issued          September 30, 2000    Exercise price
                                  ----------        ------------------    --------------
Underwriter's Warrants             155,000               155,000          $4.00 per share
1997 Warrants                      1,782,500             1,782,500        $4.00 per share
Lender's Warrants                  150,000               150,000          $0.54 per share
2000 Warrants                      1,639,995             1,639,995        $0.50 per share
                                   ---------             ---------

Totals at September 30, 2000       3,727,495             3,727,495
                                   =========             =========


Note Q- Stock Options

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


Note Q- Stock Options - continued

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

During the fourth quarter of 1999, the Company granted options to its President, Vice President of Administration and various employees. These options vested in various amounts over a period from grant through three years from the grant date. These options, if not exercised, expire between the fourth and fifth anniversary date of the option grant. These options are summarized as follows:

                                         Options granted   Exercise price
                                         ---------------   --------------

 President options                           450,000       $0.375 per share
 Vice President of Administration options    225,000       $0.375 per share
 Employee options                              3,000       $0.375 per share
 Employee options                            117,000       $0.31  per share

Concurrent with a settlement and release agreement reached with the Company's former Vice President of Administration in the third quarter of 2000, 125,000 of the granted 1999 options were terminated.

There have been no exercise of any options  during the periods  ended  September
30, 2000 and 1999, respectively. The following table summarizes all options granted from 1996 to September 30, 2000:

                          Options       Options         Options           Options      Exercise price
                          granted      exercised       terminated       outstanding      per share
                          -------      ---------       ----------       -----------    --------------
     1996 options          59,359            -            32,652            26,707          $0.375
     1997 VP options       13,334            -             6,667             6,667          $0.375
     1997 options          52,670            -            39,091            13,579          $0.375
     1998 options         265,000            -           230,000            35,000          $0.375
     1999 options         810,000            -           133,000           677,000     $0.3125 - $1.06

     Totals             1,200,363            -           441,410           758,953
                        =========      =========       =========         =========

During the third quarter, the Company's Board of Directors repriced all 1996 through 1998 options to an exercise price of $0.375. The weighted average exercise price of all issued and outstanding options at September 30, 2000 was $0.39.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed due to the fact that the exercise price of the options was substantially equal to the market price at the grant date.

                Karts International Incorporated and Subsidiaries

Note Q- Stock Options - continued

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at September 30, 2000, respectively.

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

Note R - Commitments and Contingencies

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability insurance coverage to cover these exposures with a $50,000 per claim deductible as of September 30, 2000. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four-year rolling average of lawsuits filed naming the Company as a defendant.

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

Employment agreements - continued
---------------------

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

On October 19, 1999, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Charles Brister to serve as the Company's President and Chief Executive Officer. The Agreement term was effective as of February 1, 1999 and expires on the third anniversary date of the Agreement with an automatic one year extension unless either the Company or the President provides a thirty (30) day written notice not to continue the Agreement. This Agreement provides the President with an annual salary of $150,000 per year, payable in either common stock of the Company or cash. At the end of each calendar quarter during the first calendar year of this Agreement, the Company shall pay the President a cash portion to satisfy the President's estimated federal and state tax liability and the balance shall be paid in shares of common stock calculated based on the closing bid price of the Company's common stock as quoted at the end of each quarter. Further, the President was granted 450,000 options to purchase shares of the Company's common stock at 100% of the closing bid price of the Company's common stock on the ratification date and the options vest as follows: 100,000 at the ratification date of this Agreement; 150,000 on the second anniversary date of this Agreement; and 200,000 on the third anniversary date of this Agreement. Additionally, the President may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's common stock, which shall vest immediately upon grant and expire five years from the grant date and (b) cash, not to exceed 15% of the President's base salary.

                Karts International Incorporated and Subsidiaries

Note R - Commitments and Contingencies - Continued

Employment agreements - continued
---------------------

On June 1, 2000, the Company and Charles Brister entered into an Employment Agreement and as amended on October 23, 2000 (the "June Employment Agreement") which superceded the Employment Agreement discussed in the preceding paragraph. Under the June Employment Agreement, Mr. Brister will serve the Company as President and Chief Executive Officer for a period of three years beginning June 1, 2000 with an automatic one- year extension unless either the Company or Mr. Brister provides a 30day written notice not to continue the June Employment Agreement. The June Employment Agreement provides Mr. Brister with an annual salary of $200,000 per year payable in cash in accordance with the Company's established payroll procedures which may be increased at any time at the sole discretion of the Board of Directors of the Company. Additionally, Mr. Brister was granted 350,000 options to purchase shares of the Company's Common Stock at the closing bid price of the Company's Common Stock as of August 21, 2000. The options vest and are exercisable as follows: (a) options to purchase 100,000 shares vested on August 21, 2000 at an exercise price of $0.375 per share; (b) options to purchase 100,000 shares shall vest and be exercisable upon the second anniversary date of the June Employment Agreement; and (c) options to purchase 150,000 shares shall vest and be exercisable upon the third anniversary date of the June Employment Agreement. The options expire June 1, 2005. Additionally, Mr. Brister may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's Common Stock, which options shall vest immediately upon issuance and shall expire five
(5) years from the date of grant, and (b) cash in an amount established by an annual performance-based management bonus program which will be approved by the Board of Directors. Subject to certain exceptions, if the June Employment Agreement is terminated by the Company or Mr. Brister as a result of a change in control (as defined in the June Employment Agreement), Mr. Brister shall be entitled to a cash payment of $200,000 and the immediate vesting of all options granted but not yet vested at the effective date of such change in control, as full and final satisfaction of all obligations due and owing to Mr. Brister by the Company under the terms of the June Employment Agreement.

                (Remainder of this page intentionally left blank)

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

Results of Operations
---------------------

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

The Company recorded net revenues of approximately $4.9 million and $2.1 million for the nine and three months ended September 30, 2000, respectively as compared to approximately $6.7 million and $3.0 million for the comparable nine and three month periods of 1999. The current year's net revenues for the nine and three months ended September 30, 2000 represented a 26.9% and 30.0% decrease, respectively, over the same periods of the previous year. The decrease in revenues is largely attributed to the Company's decision to no longer sell to one mass merchandiser account and to temporarily withdraw from the promotional and concession kart markets to allow it to focus its resources on expediting the design, marketing and production of a new line of karts under an exclusive license agreement with Polaris Industries, Inc.

Gross profit was negatively impacted by the decrease in volume and additional costs associated with bringing the new Polaris Trail Kart line into production. As a result, the Company suffered a gross loss of approximately $(911,000) and $(607,000), respectively for the nine month and three month periods ended September 30, 2000, as compared to a gross profit of $269,000 and $248,000, respectively, during the same period of the previous year.

Selling, general and administrative expenses were approximately $2.2 million and $1.7 million for the respective nine month periods ended September 30, 2000 and 1999 and approximately $1.0 million and $674,000 for the third quarter only in 2000 and 1999, respectively. The increase of approximately $500,000 between the respective nine month periods resulted from increases in bad debt expense, increased administrative payroll costs and other general and administrative overhead items. Research and development expenses totaled approximately $73,000 for the nine months ended September 30, 2000 compared to approximately $8,000 for the same period during 1999. These Fiscal 2000 costs were associated with the design, prototyping and development and of the Polaris Trail Kart and other new models for the Company's product line. Depreciation and amortization were approximately $119,000 and $33,000, respectively, for the nine and three month periods ended September 30, 2000 compared with approximately $114,000 and $59,000 for the same periods last year.

Other income (expense) was approximately $43,000 and $15,000 for the respective nine and three month periods ended September 30, 2000 as compared to approximately $(144,000) and $(47,000) for the same periods last year. The change is chiefly due to an increase in interest expense during both the nine and three-month periods resulting from higher levels of borrowing to fund the Company's working capital needs. In addition, the Company had recognized a positive reorganization reserve adjustment of approximately $55,000 during the nine months ended September 30, 1999.

For the nine months ended September 30, 2000, the Company incurred a net loss of approximately $(3,644,000) compared to a net loss of approximately $(1,614,000) for the same period in 1999. The Company incurred a net loss of approximately $(1,810,000) and $(531,000), respectively for the three months ended September 30, 2000 and 1999.

Liquidity and Financial Condition
---------------------------------

As of September 30, 2000, the Company had positive working capital of approximately $5.0 million as compared to approximately $532,000 at September 30, 1999. During the first nine months of 2000 and 1999, the Company experienced negative cash flows from operations of approximately $(4,550,000) and $(2,960,000), respectively.

To improve the Company's working capital position, the Company sold approximately $615,000 of common stock through a private placement offering, $3,000,000 of Series A Preferred Stock, and restructured its debt during the first and second quarters of 2000. In the third quarter of 2000, the company sold $5,500,000 of Series B Preferred Stock. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital.

The Company estimates that the proceeds from the sale of its common and preferred stock, from the restructuring of its debt and its aggressive receivables management policy will provide adequate resources to provide a supply of critical manufacturing components and supplies and sufficient working capital to meet the Company's operational requirements as it enters a historically active sales and manufacturing season during the fourth quarter of the Company's fiscal year.

The lease for the Company's primary manufacturing facility in Roseland, Louisiana expired during 2000 and is currently on a month-to-month basis at a monthly rental of approximately $6,025 per month. The Company and Mr. Brister are currently negotiating the terms for a new lease for the facility which the Company expects will provide for a modest increase in the monthly lease payment.

Capital Requirements
--------------------

The Company expended cash of approximately $263,000 in additions to property and equipment during the first nine months of 2000. Minor improvements were made to the Brister's facility to accommodate the addition some equipment from the Company's USA Industries' facility in Prattville, Alabama. The Company is in the process of relocating its USA Industries, Inc. subsidiary to a new 40,000 square foot facility in Roseland, Louisiana. The building will be owned by the Town of Roseland with funding being provided by a State of Louisiana Economic Development grant, the Town of Roseland and the Company. The Company has signed a nine-year prepaid lease with the Town for the facility. The Company believes the new facility will be ready for initial operations late in the fourth quarter and should drive a significant increase in production capacity. Product cost reduction should be achieved through improved production flow and consolidated management oversight. An additional sale of Series B Preferred Stock is planned for the fourth quarter with proceeds to be used for state-of-the-art computer controlled manufacturing equipment for the new facility.

Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. The focus of current management continues to be returning the Company to profitability.

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company has a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999 and made all necessary modifications, upgrades or replacements that it believed were necessary to address its potential internal Y2K exposures.

The Company had no Y2K impact in any manufacturing equipment. The Company also held discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any Y2K issues to date. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue to function adequately.

Part II - Other Information
---------------------------

Item 1 - Legal Proceedings

   The Company currently has approximately four product liability lawsuits outstanding, none of which are expected to exceed the existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage.

   There is however, no assurance that the Company's insurance coverage of $5,000,000 per occurrence and $6,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals and videos and design features which will assist in a successful defense of any present or future product liability claim. The Company prides itself on being an earlier adopter and pioneer of industry safety innovations. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a materially adverse effect upon its business, operations, profitability and assets.

   The Consumer Product Safety Commission (CPSC) recently announced that it had directed one of the Company's competitors to recall approximately 91,000 of its karts due to a safety concern. Karts International is considered by many in the industry to be a leader in kart safety with a record of introducing or being one of the first to install new safety features. The Company is not aware of any incidents involving its karts that were caused by factors similar to those that lead the CPSC to issue the order for recall. The Company does not expect to be directly affected by this situation.

   The Company is also the subject of two general civil lawsuits. The first involves a purported material breach of contract. The company is under the advice of legal counsel and is in settlement discussions with the aggrieved party. Should an agreeable settlement not be reached, the parties have agreed to submit the case to binding arbitration. This matter is expected to be resolved in the fourth quarter 2000 or the first quarter 2001. The Company has provided for its best estimate of any potential, if any, costs, charges or findings in the Company's financial statements as of September 30, 2000.

   The other suit involves a claim of failure to deliver purchased product by Straight Line Manufacturing, Inc., a subsidiary company. The claims alleged in the lawsuit occurred prior to the purchase of Straight Line by Karts International. Consequently, a portion of the purchase price of Straight Line, in the form of a note payable to the former owner of Straight Line, was reserved to cover any potential damages that Karts International may suffer as a result of this litigation.

Item 2 - Changes in Securities

   In May 2000, the Company authorized the issuance of 4,000,000 shares of Preferred Stock designated as "Series A Preferred Stock". These shares were sold on May 17, 2000 for gross proceeds of $3,000,000. The Series A Preferred Stock requires a dividend of $0.075 per share per year, payable on March 31, June 30, September 30 and December 31, starting on June 30, 2000. These shares are subject to a liquidation preference equal to $0.75 per share plus accrued but unpaid dividends. The Company, at its sole option, may redeem all or part of the issued and outstanding Series A Preferred Stock on or after May 31, 2003 at a price of $1.50 per share plus any accrued but unpaid dividends. The holders of the Series A Preferred Stock have the right to convert the issued and outstanding shares at any time after the date of issuance at a rate of $0.375 per share plus all accrued but unpaid dividends. The shares will automatically be converted into common stock if the Company sells common stock with an aggregate offering price of $10,000,000 and a per share price of $5.00, and the written consent or agreement of the holders of a majority of the outstanding shares of the Series A Preferred Stock is granted. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which the Series A Preferred Stock could be converted.

   During the first nine months of 2000, the Company sold an aggregate 1,639,995 shares of restricted, unregistered common stock through a private placement for gross proceeds of approximately $615,000 (or approximately $0.38 per share), which approximates the "fair value" of the securities at the time of issuance.

   In February 2000, the Company issued 225,022 shares of restricted, unregistered common stock for payment of dividends on the issued and outstanding 9.0% Convertible Preferred Stock of approximately $69,757 (or $0.31 per share), which approximates the "fair value" of the securities at the time of issuance.

   In  September   2000,   the  Company  issued  59,077  shares  of  restricted,
   unregistered common stock for payment of legal fees incurred in 1999.

   On October 9, 2000, the Company sold 73,333 shares of a newly designated "Series B Preferred Stock" for gross proceeds of $5,500,000 or $75.00 per share. The Series B Preferred Stock has no dividend provision, however each share of the Series B Preferred Stock is convertible at the option of the holder into 200 shares of the Common Stock of the Company. On or after May 31, 2003, the Company may redeem all or a portion of the Series B Preferred Stock in multiples of $1,000,000, by paying cash of $150 per share of the Series B Preferred Stock, subject to the prior written consent of at least a majority of the Series A Preferred Stockholders. Each outstanding share of Series B Preferred Stock has the right to 200 votes at any meeting of the stockholders of the Company. The funding on this transaction was received prior to September 30, 2000 and is included in the accompanying financial statements.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The following items are scheduled for a vote at the annual shareholders meeting planned for December 12, 2000.

1) To elect four members of the Board of Directors for the term of one year or until the next Annual Meeting of Shareholders.

2) To approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of $0.001 par value common stock which can be issued from 35,000,000 shares to 90,000,000 shares.

3)   To approve the Karts  International  Incorporated  2000 Stock  Compensation
     Plan.

4) To transact such other business as may properly come before the Meeting or any adjournments thereof.

Item 5 - Other Information

On August 1, 2000, the Company and Charles Brister entered into a license agreement for "Accelerator Pedal Override Apparatus for Self-Propelled Motorized Cart with Aligned Brake and Accelerated Push-Rod Type Operator Pedals" (throttle override system), and for "Clutch Assembly for Chain Driven Cart" (clutch lube system), which are subject to certain patent rights owned by Mr. Brister. The term of the License Agreement is for a period of three (3) years. In August 2000, the Company paid Mr. Brister $40,000 for arrearage royalty fees covering the Pedal Override and Clutch Lube under a prior license agreement between the Company and Mr. Brister. Pursuant to the current License Agreement, the Company has agreed to pay Mr. Brister royalties as follows: (i) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2000 and ending July 31, 2001, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2000 and ending July 31, 2001, (ii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2001 and ending July 31, 2002, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2001 and ending July 31, 2002, and (iii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2002 and ending July 31, 2003, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2002 and ending July 31, 2003. The Company shall pay the accrued royalties on January 1 and July 31 of each year during the term of the License Agreement. Either party may terminate the License Agreement upon thirty (30) days written notice to the other party if the other party commits a material breach of any term of the License Agreement and fails to cure such breach within the 30-day period. Upon termination of the License Agreement for any reason, the Company shall return to Mr. Brister the technology and tangible manifestations or copies thereof relating to the Pedal Override and Clutch Lube and all licenses granted under the License Agreement will be transferred and assigned by the Company to Mr. Brister or to his designee.

On October 10, 2000, the Company entered into a license agreement with Charles Brister for the right to use a safety fuel tank and filler cap apparatus on its products which is owned by Mr. Brister under certain patents and patent applications. In consideration of the grant of the license to the Technology, the Company agreed to pay Mr. Brister an annual license fee of $250,000. The first annual license fee payment is payable in two equal payments of $125,000 each, with the first $125,000 payment being paid to Mr. Brister in August 2000 and the second $125,000 payment due on December 31, 2000. The License Agreement is for a period of three (3) years and shall be automatically renewed annually thereafter unless either of the parties provides at least sixty (60) days notice of non-renewal prior to the termination date of the Technology Agreement. The Technology Agreement is subject to termination for non-payment of the license fee and royalties and for certain other reasons. In addition to the annual license fee of $250,000, the Company shall pay Mr. Brister a royalty of $1.00 for each Company product which utilizes the Technology. However, in no event shall royalties for a calendar year for use of the Technology on the Company's products be less than $500,000 for the first full year of the Technology Agreement ending on December 31, 2001; less than $500,000 for the license year ending December 31, 2002 and less than $1,000,000 for the license year ending December 31, 2003 and thereafter. In the event that royalties for a license year do not equal the required minimum, Charles Brister may, at his option, convert the exclusive license granted to the Company to a non-exclusive license without the right of the Company to sub-license, by thirty (30) days notice in writing to the Company, unless such default is cured by the Company within the 30-day notice period. Subject to the terms of the Technology Agreement, the Company shall have the right to grant sub-licenses to others for fees or at royalty rates to be determined by the Company. As sub-license income, the Company has agreed to pay to Mr. Brister 50% of all license fees, royalties, advance royalties, minimum royalties or other payments accrued or received in respect to the granting or maintaining of sub-licenses, provided, however, in no instance shall the amount paid to Mr. Brister be less than $1.00 for each product which utilizes the Technology. Additionally, the Company has agreed during the term of the Technology Agreement to maintain product liability insurance naming Mr. Brister as an additional insured to provide protection against claims and causes of action arising out of any defects or failure to perform of the Technology. The amount of coverage shall be a minimum of $2,000,000 combined single limit, with a deductible amount not to exceed $100,000 for each single occurrence for bodily injury and/or property damage. The Company intends to aggressively market this safety product in the small engine marketplace, and expects the royalties generated from licensing the product to contribute a significant addition to its revenue stream in future periods.

On October 11, 2000, the Company listed for sale with a commercial real estate broker its former USA Industries' manufacturing facility in Prattville, Alabama. All manufacturing operations in the facility ceased in the first quarter when they were transferred to the Company's Roseland, Louisiana manufacturing facilities. Until its sale, the facility is serving as a temporary warehousing facility.

On November 7, 2000, Mr. Gary C. Evans, a director of the Company since July 1996, tendered his resignation as a director of the Company. Mr. Evans' resignation was for personal reasons.

Item 6 - Exhibits and Reports on Form 8-K

a)     Exhibits
       Exhibit 27 - Financial Data Schedule

b)     Reports on Form 8-K
       None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KARTS INTERNATIONAL INCORPORATED


November 13, 2000                                            /s/ Charles Brister
                                            ------------------------------------
                                                                 Charles Brister
                                              President, Chief Executive Officer
                                                                    and Director


November 13, 2000                                             /s/ Edward H. Cook
                                            ------------------------------------
                                                                  Edward H. Cook
                                                        Chief Accounting Officer