Form 10KSB
period 2000-12-31
KARTS INTERNATIONAL INC
filed 2001-04-02
CIK 1010077

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's net revenues for the fiscal year ended December 31, 2000, were $8,854,343.

         The issuer had 7,498,392 shares of common stock and 401,682 public warrants outstanding as of February 28, 2001.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices of such common stock as of March 2, 2001, was $1,199,743.

================================================================================

                      2000 ANNUAL REPORT (SEC FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description

                                     PART I

ITEM 1.   BUSINESS.............................................................1
ITEM 2.   PROPERTIES..........................................................11
ITEM 3.   LEGAL PROCEEDINGS...................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.................................................14
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........15
ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS...................................19
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........20
ITEM 10.  EXECUTIVE COMPENSATION..............................................21
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................26
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................30

               SIGNATURES, FINANCIAL STATEMENTS AND EXHIBIT INDEX

Financial Statements.........................................................F-1
Signatures....................................................................35
Exhibit Index

                                     PART I

         Management believes that this Annual Report on Form 10-KSB for the year ended December 31, 2000 contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate.

ITEM 1.  BUSINESS

General

         Karts International Incorporated, a Nevada corporation (the "Company"), through its wholly-owned subsidiaries, Brister's Thunder Karts, Inc., a Louisiana corporation ("Brister's"), USA Industries, Inc., an Alabama corporation ("USA"), Straight Line Manufacturing, Inc. ("Straight Line"), a Michigan corporation, and KINT, L.L.C., a limited liability Louisiana corporation ("KINT"), designs, manufactures and distributes recreational fun karts ("Fun Karts"), also referred to as "go karts," and Mini Bikes. Fun Karts are four-wheeled, gas-powered vehicles typically equipped with engines of 5 to 13 horsepower and purchased by consumers principally for off-road recreational use. Mini Bikes are two-wheeled, gas-powered vehicles typically with engines of
3.5 to 6 horsepower and purchased by consumers principally for off-road recreational use. The Company shipped approximately 10,200 Fun Karts and 600 Mini Bikes to dealers, distributors and merchandisers in 2000, which the Company believes represents approximately 8% of the total domestic Fun Kart market. Consolidated revenues of the Company for the fiscal year ended December 31, 2000 were approximately $8.9 million as compared with combined revenues of approximately $12.0 million for the fiscal year ended December 31, 1999. The Company operates manufacturing facilities in Roseland, Louisiana and maintains its executive offices in Roseland, Louisiana.

         The kart industry is comprised of three principal segments, Fun Karts, racing and concession karts. Fun Karts, the largest segment, are karts sold to consumers for general recreational use. Racing karts are specially designed for use on established tracks in a controlled racing environment. Concession karts are designed for use by amusement and entertainment centers, which provide karts and facilities for customers' use on a rental basis. Management estimates that in 2000 approximately 158,000 karts were sold in the United States. Historically, the Company, through its subsidiaries, has concentrated its efforts in the Fun Karts market.

         The Company offers a product line of approximately 40 Fun Kart models, differentiated by frame size, drive train, seating capacity, tire size and tread. The Company's models offer a wide range of standard and optional features which enhance the safety, operation, riding comfort and performance of its Fun Karts. Such features include the exclusive, patented automatic throttle override; full brush cage; safety flag; three kinds of drive trains, including live axle, single wheel pull and torque converter; clutch lubrication system; high speed bearings; adjustable throttle and seats; steel rims; band and disc brakes; and Tecumseh Products Company and Honda engines. The end-users of the Company's Fun Karts are primarily 7- to 17-year-old males, living with their parents in suburban and rural markets. Typical Fun Kart purchasers are parents who purchase Fun Karts for their children.

         The Company relies on a broad and diversified national independent dealer network, retail merchandisers and manufacturing representatives to sell its products. In 2000, the Company sold approximately 60% of its products through its approximately 700 dealers, primarily lawn and garden stores, motorcycle outlets, hardware stores and specialty karts dealers, located in 40 states. Although there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other retailers in a limited geographic area surrounding the high volume dealer. For eligible dealers, the Company offers extended payment terms.

         In January 2000, the Company entered into a licensing agreement with Polaris Industries, Inc., the world's largest maker of snowmobiles, to develop, manufacture and sell a line of Polaris karts through the Polaris dealer network, and to be the only licensed supplier of Fun Karts bearing the Polaris logo. This relationship resulted in sales of approximately 900 units bearing the Polaris logo in 2000. This agreement is expected to add sales as future models are released and marketed through the Polaris Industries nationwide dealer network.

         The Company's operating strategy is: to increase its sales and market share by producing safe, high-quality and reliable Fun Karts at competitive prices; to improve manufacturing efficiency; and to continue diversification of domestic distribution channels. The Company's growth strategy is: to increase its brand and product recognition by innovative marketing to its target users; to broaden its product lines through improved product design and development; and to expand its geographic presence and market share by continued emphasis on expansion of its domestic dealer and retail merchandiser networks.

         Unless otherwise indicated herein, the financial, business activities, management and other pertinent information herein relates on a consolidated basis to the Company and its wholly owned subsidiaries, Brister's, USA, Straight Line and KINT. The Brister's and USA acquisitions in 1996 and the Straight Line acquisition in 1998 were accounted for using the purchase method of accounting for business combinations. The Company has allocated the total purchase price to assets acquired based on their relative fair value. Any excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. At December 31, 1998, due to the Company's operating history, management recognized an impairment to the future recoverability of goodwill and charged all unamortized goodwill at that date to operations. The financial and other information regarding the Company set forth herein reflects, for the periods presented, the consolidated results of operations of the Company, Brister's, USA, Straight Line and KINT for the respective periods owned.

         The address of the Company's principal executive office is 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456, and its telephone number is (504) 747-1111. The Company maintains its manufacturing facility at Highway 51 South, Roseland, Louisiana 70456.

Recent Developments

         During 2000, the Company closed its USA manufacturing facility in Prattville, Alabama and consolidated the manufacturing operations to Roseland, Louisiana. Currently the Company has the vacant USA manufacturing facility in Prattville, Alabama for sale. The Company has entered into a nine-year agreement with the Town of Roseland to lease a 40,000 square foot facility approximately 1/2 mile from the Company's executive offices. This facility was constructed for the Town of Roseland with the assistance of an economic development grant from the State of Louisiana. The new facility was substantially complete as of year-end 2000, and the Company plans to expand its manufacturing capability to the new plant in the first half of 2001. When the new facility becomes fully operational, the Company expects that its production capacity will double.

         In 2000, the Company entered into a Manufacturing and Distribution Agreement with International Supply Company (ISC) for the design and development of a specific motorized recreational vehicle product licensed by ISC from TME Limited of Lower Hutt New Zealand. The agreement provides for the Company to be the exclusive manufacturer and distributor of the subject designed product and any derivative lines. It is anticipated that sales of products designed and licensed under the agreement will begin in 2001. As of March 15, 2001 a prototype of new Kart design has been completed and engineering tests to prove the design are underway.

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

         Continue to Improve Manufacturing Efficiency. Management believes that greater productivity will reduce operating costs. By standardizing the base frame and components on each of the major lines of Fun Karts, the Company expects to reduce volume purchase prices and decrease assembly costs. The Company has begun a modernization effort of its manufacturing facilities that is projected to improve the quality of the Company's products and promote price competitiveness of its Fun Karts. The Company has also begun the purchase of new equipment and in order to maintain strict cost controls as a means to enhance the production of high quality Fun Karts.

         Diversification of Domestic Distribution Channels. The historical marketing strategy of the Company has been to build a broad and diverse independent dealer base by offering safe, high quality and reliable Fun Karts that are competitively priced and timely delivered. Going forward, the Company plans to continue with the established agreements with several Manufacturer's Representative Organizations (MROs) that were selected based on the territories served (continental US and Canada), customer base and product lines being represented. The relationship established with these organizations provided approximately seventy-five additional salesmen promoting the Company's products, and also provided access to a number of mass merchants and retail chain outlets. The Company's future marketing efforts are designed to maintain and expand its independent dealer network throughout the continental United States and Canada through direct communications with dealers, engaging additional MROs and attendance at industry trade shows such as the International Lawn and Garden Show. The Company also plans to assist dealers with their selling and marketing efforts with Company-sponsored seminars, advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotional items for use by dealers. In addition to the MROs, the Company has also developed plans to further enhance the existing Company Sales and Marketing team. The Company sales force will sell and market the mid and high end product lines.

Growth Strategy

         Increasing Product Recognition By Innovative Marketing to Target Users. A 1998 survey estimated that Fun Kart industry's sales were made to only approximately 0.7% of the estimated 20 million 7- to 17-year-old males in the United States, the Company's target users. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents. The Company advertises its products in national youth-oriented magazines and periodicals, on the Internet and to a lesser extent, on billboards, radio and television. The Company is currently in the process of selecting a marketing firm to establish a nation-wide, well-recognized, brand name. The Company maintains a home page on the Internet (thunderkarts.com, sportskart.com and usafunkarts.com) and has sponsored local events such as a Babe Ruth Baseball Tournament, Arbor Day festival and parades, and regional festivals.

         Improve Product Design and Development. The Company believes that it is a leader in the development of safety features for its Fun Karts, due primarily to its emphasis on continuous research and development of safety related items. The Company, primarily through the efforts of Charles Brister, the Chairman of the Board, has developed a number of technological advances, including the automatic throttle override and automatic clutch lubrication systems, which have significantly improved its products. The Company in 1998 employed additional engineering personnel primarily to continue the development of innovative safety and technological features for the Company's Fun Karts and to develop new products, including the Company's new off-road 3-2 h.p. Fun Bike. During 1999, the Company began developing two new karts, an off road mini-bike and several new design features that will be part of the new Polaris go-kart line scheduled for introduction during the first quarter of 2000. The Company will continue to develop and distribute optional Fun Kart parts and accessories to dealers for sales to Fun Kart purchasers. The Company may also develop a line of helmets, jackets, boots and other related items for its dealers and mass merchandisers to complement sales of Fun Karts.

         Expansion of Geographic Presence. The Company intends to expand its geographic presence and increase its market share within and outside of its core and contiguous markets by continued emphasis on the development and expansion of its dealer and mass merchandiser networks, establishing relationships with independent sales representatives to serve regions of the United States which are currently under penetrated by the Company and employ a marketing firm to expose new markets to the Fun Kart Industry. During 1999, the Company established a distributor in western Canada and believes that the Canadian market offers significant sales growth opportunity for the Company's products.

Product Lines

         The Company produces a full line of Fun Karts, currently consisting of approximately 40 models, which are variations on several different frames available in a variety of colors, which are sold at prices ranging from approximately $500 to $4,000. The models are differentiated by drive train (single wheel pull, live axle or torque converter), engine size (5 h.p. to 13 h.p.), seating (single or double), tires (turf, ATV, kleat), tires (4" to 8"), frame size and suspension (shock absorbers). The Company markets its Fun Karts under the brand names of Thunder Karts, USA Fun Karts and Polaris.

         The Company believes its Fun Karts enjoy a premier image in its core markets and that its Fun Karts have a reputation for quality, performance, style, comfort, ride and handling. The Company's models offer a wide range of standard and optional features, which enhance the operation, safety, riding comfort and performance of its Fun Karts. Such features include band brakes or disc brakes, automatic throttle override system, rack and pinion steering, shock absorbers, electric start, 5 to 13 horsepower engines, clutch lube system, powder paint, high speed bearings, safety flag and full brush cages.

         The Company is currently exploring the possibility of entering into the four wheel ATV market. With the distribution channels that the Company currently enjoys and the popularity of such vehicles, it is believed this product line will compliment the Company's current products.

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

         Charles Brister, the Company's Chairman, has designed a safety fuel tank and filler cap which is a new product to prevent a small internal combustion engine from operating unless the fuel cap is firmly in place on the tank. This apparatus will minimize the opportunity for a flash fire to start and injure the operator of equipment which uses a small engine with an integrated fuel tank such as a lawn mower, go kart or string trimmer.

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

         The Company has entered into an agreement with Mr. Brister securing the rights to license this product for royalties. It is anticipated that the Company will issue sub-licenses to fuel tank, fuel cap or small engine manufacturers to facilitate application of this technology to non go-kart related industries.

Manufacturing Operations

         The Company operates its manufacturing facility in Roseland, Louisiana. Fun Kart production levels at the Company's plant vary depending on the season and upon short-term product demand. Historically, between January and May, the Company has utilized a ten-hour workday four days a week at its plant. In June, the workweek expands to five days and peaks in November at six days. Management believes that with the addition of the new Roseland plant to its current facilities, the Company will be able to meet the projected increased customer demand for the Company's products for the foreseeable future while limiting extended working hours. Additional labor at reasonable costs is readily available in the vicinity of the Company's manufacturing facility.

         The Fun Karts manufacturing process is primarily one of welding and assembly at various workstations. The Company buys directly from mills both pre-cut and uncut tubular steel used in the manufacturing of the frames. Since the price differential between pre-cut and uncut tubular steel is relatively small, it is more cost-effective, particularly for pieces that do not change, to purchase pre-cut tubular steel. The steel is cut and bent during the manufacturing process to the frame specifications for the Company's various Fun Kart models. Most of the other Fun Karts component parts, including engines, wheels, tires, seats, steering wheels, steering tie rods and miscellaneous parts, are purchased from various domestic vendors. The Company depends on Tecumseh and Honda for its engines, and the loss of these vendors may cause the Company to experience a temporary delay in the production of the Company's Fun Karts. The Company believes other engine vendors and suppliers of other component parts necessary for the production of Fun Karts are readily available.

         Due to the seasonality of the Fun Kart industry, the Company is pursuing the opportunities that exist in the "Job Shopping" arena. Preliminary "Job Shop" projections are encouraging. The existing equipment can be utilized year round as other "like" jobs are brought into the manufacturing facility. The Company believes this is a very good strategic move that will allow for a more steady revenue stream, reduce layoffs, and promote stability within the community.

Quality Control, Warranties and Service

         The Company adheres to strict quality standards and continuously refines its production procedures to increase productivity and reduce warranty claims. Each Fun Kart is inspected during assembly for compliance with certain quality control standards. The Company provides the purchaser of its Fun Karts with a 90-day limited warranty against certain manufacturing defects in the Fun Kart's construction. There are also direct warranties that are provided by the manufacturer of the engine and certain component parts. The Company's Fun Karts are typically serviced by the dealers. The Company has not historically incurred any significant warranty claims and has never had a recall of any of its products.

Patents and Proprietary Technology

         The Company does not own any patents, trademarks or service marks. However, Charles Brister, Chairman of the Company, owns certain patents and trademarks which are licensed to the Company and which allows the Company to use certain brand names and utilize the automatic throttle override system ("ATOS") on its Fun Karts.

         The Company in 2000 entered into two license agreements with Charles Brister, the Chairman of the Board and former President and Chief Executive Officer of the Company. The license agreements cover an accelerator pedal override and clutch lube system for Fun Karts and a safety fuel tank and filler cap apparatus for gasoline-operated engines. See "Certain Relationships and Related Transactions."

Sales and Marketing

         Sales. The Company relies on a broad and diversified national independent dealer network, retail merchandisers and manufacturing representatives to sell its products. In 2000, the Company sold approximately 60% of its products through its approximately 700 dealers, primarily lawn and garden stores, motorcycle outlets, hardware stores and specialty karts dealers, located in 40 states. Although there are no formal dealer agreements, the Company, for the benefit of certain of its higher volume dealers, will agree not to sell to other retailers in a limited geographic area surrounding the high volume dealer. For eligible dealers, the Company offers extended payment terms.

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

         While there are no formal dealer agreements, the Company, for the benefit of its dealers, will agree not to sell to other dealers in a limited geographic area surrounding the location of a high volume dealer. Credit terms are typically 2% net 10 days, net 30 days. For dealers who meet certain credit requirements, the Company offers a dealer floor plan financing program. The
Company, at its option, will allow approved dealers up to 120 days of interest-free financing under the floor plan agreement

         In 2000, the Company entered into a licensing agreement with Polaris Industries, Inc., the world's largest maker of snowmobiles, to develop, manufacture and sell a line of Polaris karts through the Polaris dealer network, and to be the only licensed supplier of Fun Karts bearing the Polaris logo. This relationship resulted in sales of approximately 900 units bearing the Polaris logo in 2000. This agreement is expected to add sales as future models are released and marketed through the Polaris Industries nationwide dealer network.

         In January 1998, the Company formed a Louisiana limited liability corporation, KINT, L.L.C., as a wholly owned subsidiary. The Company used this entity to sell and market the Polaris kart line in 2000.

         The Company has two main modes of delivery to its dealers. The Company delivers directly to Louisiana, Alabama and Mississippi dealers, using Company-owned trucks with trailers that can carry up to 27 Fun Karts. All Louisiana, Alabama and Mississippi delivery routes are designed to be completed during a single day. Other dealers and merchandisers receive their Fun Karts by common carrier. The Company strives to achieve a turnaround from order date to shipment of one to two days in the off-season, and three to seven days in peak season. Fun Karts are delivered completely assembled, except for the installation of the accompanying safety cages.

         Marketing. The historical marketing strategy of the Company has been to build a broad and diverse independent dealer base, primarily in the Southeast and Southwest regions of the United States, the Company's core markets, by offering safe, high-quality and reliable Fun Karts that are competitively priced and timely delivered. The Company's future marketing efforts are designed to maintain and expand its independent dealer network in the South and West regions of the United States and in foreign markets through direct communications with dealers and assisting them with their selling and marketing efforts with Company-sponsored seminars, discounts or rebate products and advertising, including product videos and brochures, leaflets, posters, signs and other miscellaneous promotion and items for use by dealers. The Company will also seek to increase sales to retail merchandisers with direct communication, engaging additional independent sales representatives and attendance by Company representatives at Fun Kart and industry related trade shows. The Company believes that attendance at trade shows will allow it to promote its products to a diversified group of dealers and merchandisers currently targeted by the Company.

         The Company's advertising and promotional materials emphasize the safety-related features built into the Company's Fun Karts. The Company has adopted this advertising strategy in order to promote the concept that it is fun and safe for children to own and operate Fun Karts. The Company intends to increase potential customers' awareness of its products by advertising in youth-oriented magazines; motorcycle, lawn and garden, hardware and outdoor power equipment trade magazines; displaying and promoting the Company's products at NASCAR races and related events; and traditional print, billboard and, to a lesser extent, television and radio media. The Company believes that if it is to further penetrate its target market, the Company must advertise in media easily accessible by this group and attractively and prominently display its Fun Karts in locations and at events frequented by young males and their parents. The Company plans to employ the help of a marketing firm to expedite the penetration of nation wide markets.

Seasonality

         Most Fun Karts are sold during the last quarter of the calendar year and are typically purchased as Christmas gifts by parents for their children. Sales of Fun Karts are generally the lowest during the first quarter of each year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of mass merchandisers as to their future requirements. Cancellations, reductions or delays by a major customer could have a material adverse impact on the Company's business, financial condition and results of operations. Traditionally, many dealers have sold Fun Karts only during the Christmas holiday season. Management believes that with the continued expansion of it business with the mass merchandisers and the adding of the Polaris dealer network, it will continue to experience some mitigation of the historically seasonal nature of the Company's Fun Karts sales. The Company also believes the seasonality of the Fun Kart industry can be offset with a "Job Shop" effort. These other jobs would potentially provide a steady stream of revenue, reduce the need for layoffs, and improve the stability of the community.

Customers

         In 2000, approximately 40% of the Company's sales were to its independent dealers and the Company projects that it will sell approximately 60% of its Fun Karts to independent dealers, including the Polaris dealers, in 2001. Brad Ragan Tire, a Goodyear Tire store, accounted for more than 10% of the Company's 2000 sales. This customer purchased approximately 15% of the units sold which resulted in approximately 12% of the Company's 2000 net revenue. In January 2001, this customer informed Karts International that it had made the decision to exit the Fun Kart market. Management believes that replacement customers will be found in 2001 to replace the lost revenue stream from this customer, and that the loss of this customer will not materially effect the Company's revenues in 2001. The Company does not believe that any one merchandiser, dealer, or group of affiliated dealers will account for 10% or more of the Company's 2001 revenues.

Backlog

         The Company typically fills and ships customer orders within 10 days of receipt of the order and, therefore, maintains no significant backlog.

Governmental Regulations

         Consumer protection laws exist in many states in which the Company markets its products. Violation of such laws or regulations could have a materially adverse effect on the Company. The Company believes that it is in compliance in all material respects with all currently applicable federal and state laws and regulations. Federal, state and local environmental regulations are not expected to have a material effect on the Company's operations. Management believes certain states, including California, have proposed legislation involving emission or other safety standards for the type of gas-powered type engines installed on the Company's Fun Karts. The Company is currently unable to predict whether such legislation will be enacted in the future and, if so, the ultimate impact on the Company and its operations.

Employees

         As of March 15, 2001, the Company employed approximately 50 employees on a full-time basis. Lower than expected sales in the fourth quarter of 2000 resulted in substantial reductions in hourly employment.

         Labor costs for the Company at its manufacturing facility is comparable to labor costs in its respective markets. The Company's employees are not represented by a union or subject to a collective bargaining agreement. The Company has never experienced a strike or work stoppage and considers its relations with its employees to be excellent.

Competition

         The Fun Karts industry is highly competitive, with new market entrants every year, and there is no assurance that the Company will be able to compete profitably in this industry in the future. The Company expects that it will continue to face intense competition as its business strategies are pursued. Such competition may result in reduced sales, reduced margins, or both. The Company is and will be competing with larger, better-capitalized companies that may be better positioned to respond to shifts in consumer demand and other market related changes. If other companies introduce new and modified products before the Company achieves significant market expansion, the Company may experience growth below projected levels, which could have a material adverse effect on the Company's operating results. However, the Company believes that it will be able to compete effectively with its competitors by diversifying its product line and expanding its market share through implementation of its business strategies.

Business Risk Factors

         Uncertainty of Ability of the Company to Continue as a Going Concern. The Company's financial statements (contained elsewhere herein) were prepared assuming that the Company will continue as a going concern. The Company's independent auditor, in its report regarding the Company's financial statements, expressed the fact that the Company has suffered recurring losses from operations and experienced seasonality of product demand which is focused in the last four months of the calendar year which impacts cash flow during the first eight months of the year. These factors raise substantial concerns as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and Note B to the Consolidated Financial Statements.

         Operating Losses; Recent Senior Management Turnover. For the years ended December 31, 2000, 1999 and 1998, the Company experienced net losses from operations of approximately $5,510,000, $2,108,000 and $3,985,000, respectively, and has utilized cash in operating activities of approximately $6,524,000, $3,484,000 and $3,213,000, respectively. Additionally, the Company has experienced senior management turnover and change in control in 2000. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities on a timely basis, and to employ and retain experienced management personnel.

         No Assurance of Funding for Additional Capital Requirements. The Company may require additional financing to satisfy working capital and cash flow requirements for its business operations. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing or otherwise maintain adequate liquidity could have a material adverse effect upon the financial condition and results of operations of the Company.

         Substantial Indebtedness; Debt Service Capability. The Company has a substantial amount of long-term and short-term debt under its credit facilities and accounts payable. The credit facilities are secured with the Company's accounts receivable, inventory and equipment and are subject to standard affirmative and negative covenants, including maintaining certain levels of working capital and minimum tangible net worth. There can be no assurance that the operations of the Company will generate sufficient cash flows to service such debt. The Company's leverage poses substantial risk in that it could limit the Company's ability to respond to industry changes or economic downturns, as well as its ability to satisfy its funding needs for operations or to raise debt or equity capital.

         Dependence on Key Personnel. The Company's success will depend to a large degree on its ability to retain the services of its existing management and to attract qualified personnel in the future. On January 19, 1999, Charles Brister resumed the office of President and Chief Executive Officer of the Company. On February 5, 2001, Mr. Brister resigned as President and Chief Executive Officer and was elected Chairman of the Board. Mr. Brister will remain active in the day-to-day operations of the Company. The loss of the services of Mr. Brister or any key management personnel or the inability to recruit and retain qualified personnel in the future could have a material adverse effect on the Company's business and results of operations.

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

         Dependence on License Agreement with Executive Officer. Mr. Charles Brister, Chairman and a principal stockholder of the Company, owns certain patents, technology and trademarks which are licensed to the Company, which allows the Company to use certain brand names and utilize the automatic throttle override system and safety fuel tank and filler cap apparatus on its Fun Karts. The termination of the license agreement with Mr. Brister could have an adverse effect upon the Company's ability to produce its current line of Fun Karts. Furthermore, there can be no assurance that if the license agreement were not renewed that the Company could find suitable substitutions for the licensed items and technology or that its Fun Karts, produced without the licensed items and technology, would receive the same market acceptance. Also, there is no assurance that the technology currently licensed to the Company, or that the Company might license in the future, will not quickly become obsolete due to the development of other, more advanced technology by competitors of the Company. See "Certain Relationships and Related Transactions."

         Dependence upon Company's Ability to Manage Growth and Expansion. The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. Any measurable growth in the Company's business will result in additional demands on its management, administrative, operational, financial and technical resources. There can be no assurance that the Company will be able to successfully address these additional demands. There also can be no assurance that the Company's operating and financial control systems will be adequate to support its future operations and anticipated growth. Failure to manage the Company's growth properly could have a materially adverse effect upon the Company's business, financial condition and results of operations.

         Seasonality and Fluctuations in Quarterly Operating Results. The Company has historically experienced stronger demand for its products in the third and fourth quarters of each calendar year. Operating results may fluctuate due to factors such as the timing of the introduction of new products, price reductions by the Company and its competitors, demand for the Company's products, new product mix, delay, cancellation or rescheduling of orders, performance of third party manufacturers, available inventory levels, seasonal cost increases and general economic conditions. A significant portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and mass merchandisers and upon its discussions with its dealers and representatives of retail merchandisers as to their future requirements. Cancellations, reductions or delays in orders by a large customer or group of customers could have a materially adverse impact on the Company's business, financial condition and results of operations.

         Potential Product Liability and Insurance Limits. The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $6 million occurrence basis product liability insurance with a $50,000 deductible and $5 million maximum per occurrence coverage. The Company has four pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a materially adverse effect upon its business, operations, profitability and assets.

         Delisting of Securities from Nasdaq SmallCap Market. On September 8, 1999, Nasdaq advised the Company that its shares of Common Stock and Warrants were delisted from Nasdaq SmallCap Market for failing to maintain the maintenance standards required for continued listing of the securities. As the Company's Common Stock and Warrants were dropped off the SmallCap Market, they began trading on the NASD Electronic Bulletin Board (Over-the-Counter Bulletin Board - OTCBB).


         After  the  delisting,  the  sale of the  Company's  Common  Stock  and
Warrants became subject to certain regulations adopted by the Commission,  which
imposes   sales   practice   requirements   on   broker-dealers.   For  example,
broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document,  which discloses the risks of investing in  the  Company's  Common  Stock  and  Warrants.  Furthermore,  if  the  person purchasing  the  securities is someone  other than an accredited  investor or an established  customer of the broker-dealer,  the broker-dealer must also approve the  potential  customer's  account  by  obtaining  information  concerning  the customer's financial situation, investment experience and investment objectives.
The  broker-dealer  must also make a determination of whether the transaction is suitable for the customer and whether the customer has sufficient  knowledge and experience  in  financial  matters to be  reasonably  expected  to be capable of evaluating  the risk of  transactions  in the security.  While the  Commission's rules may limit the number of potential  purchasers of the  securities,  trading activity of the Company's Common Stock has increased since the delisting.

ITEM 2.  PROPERTIES

Facilities

         The following table sets forth information concerning the Company's facilities:

                      Date Leased or                              Expiration of    Approximate
         Location        Acquired         Description              Lease Term    Square Footage
-------------------   --------------  --------------------------  -------------  --------------
Roseland, Louisiana        1998       Corporate Offices (1)            2000           4,800
Roseland, Louisiana        1996       Manufacturing facility(1)        2000          48,000
Roseland, Louisiana        2000       Manufacturing facility (2)       2009          40,000
Prattville, Alabama        1996       Manufacturing facility            (3)          25,000


--------------------
(1) The Company and Charles Brister, Chairman of the Company, have entered into a Real Estate lease agreement, which has expired, for the facility, which includes the corporate offices. The monthly rental payment is currently $6,025 on a month-to-month basis. The Company and Mr. Brister are currently negotiating the terms for a new lease for the Roseland facility. The Company believes the terms of the new lease will be comparable to existing market rates in the region. See "Certain Relationships and Related Transactions."
(2) The Company has entered into a prepaid lease agreement with the Town of Roseland, Louisiana for a new manufacturing facility located approximately 1/2 mile from the Company's executive offices. The $200,000 prepaid lease term began October 1, 2000 and runs through September 30, 2009. The prepaid lease will be amortized at a monthly rate of $1,852. The Town of Roseland constructed the facility with an economic development grant from the State of Louisiana.
(3) The Prattville facility is situated on a two-acre tract of land owned by the Company. This property is subject to a mortgage held by a financial institution with a principal balance of approximately $184,000 at December 31, 2000 with interest at the financial institution's commercial base rate. The Company is obligated to make monthly payments of principal and interest of $2,626 until 2010. In 2000, the Company relocated the USA Industries manufacturing operations from Prattville to its Roseland facility. The Company is currently seeking a buyer or lessee for its Prattville facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The nature of the products manufactured and marketed by the Company is such that the products may fail due to material inadequacies or equipment failures. Such a failure may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. As the Company expands its product lines and distributes more products into the marketplace, the Company's exposure to such potential liability will also increase. The Company currently maintains $6 million occurrence basis product liability insurance with a $50,000 deductible and $5 million maximum per occurrence coverage. The Company has four pending product liability claims, none of which are expected to exceed the existing policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. The Company believes that if it is successful in the sale and distribution of a large number and variety of Fun Karts and related products, product liability claims will be inevitable, particularly given the current litigious nature of American consumers. There is no assurance that such insurance coverage will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets.

         In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company had no matters requiring of vote of securities holders during the first quarter of 2001. On December 12, 2000, the Company held its annual shareholders meeting (the "Meeting"). Only holders of record as of the close of business on October 31, 2000 (the "Record Date") of shares of the Company's common stock, par value $0.001 per share ("Common Stock"), Series A Preferred Stock and Series B Preferred Stock were entitled to vote on matters presented at the Meeting.

         Each share of Common Stock outstanding on the Record Date is entitled to one vote on each matter to come before the Meeting. Each share of Series A Preferred Stock is convertible at any time at the option of the holder into two shares of Common Stock and each share of Series B Preferred Stock is convertible at any time at the option of the holder into two hundred shares of Common Stock. Each share of Series A Preferred Stock is entitled to vote on each matter on which the Common Stock may vote and is entitled to two (2) votes based on the number of shares of Common Stock into which the Series A Preferred Stock is convertible. Each share of Series B Preferred Stock is entitled to vote on each matter on which the Common Stock may vote and is entitled to 200 votes based on the number of shares of Common Stock into which the Series B Preferred Stock is convertible. The Common Stock, Series A Preferred Stock and Series B Preferred Stock voted as a single class on all matters, which came before the Meeting.

         On the Record Date there were outstanding 7,498,392 shares of Common Stock, 4,000,000 shares of Series A Preferred Stock (which shares of Series A Preferred Stock are convertible into 8,000,000 shares of Common Stock) and 73,333 shares of Series B Preferred Stock (which shares of Series B Preferred Stock are convertible into 14,666,600 shares of Common Stock). In the aggregate, these shares constitute all of the outstanding shares entitled to vote at the Meeting. The holders of such securities had the right to cast a total of 30,164,992 votes at the Meeting.

         The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

Election of Directors

         On the matter of the election of directors, the following nominees received the following votes (including the votes cast by the holders of the Company's Series A and Series B Preferred Stock) for election:

                         Nominee             For        Against         Abstain
           ---------------------------  ------------  ------------  ------------
           Charles Brister               24,663,777      54,655         42,957
           Blair L. benGerald (1)        24,663,777      54,655         42,957
           Geoffrey Craig benRichard     24,663,777      54,655         42,957
           Timotheus J. benHarold        24,663,777      54,655         42,957
           Other Nominees                    -0-          -0-             -0-

--------------------
(1) On February 5, 2001, Mr. benGerald resigned as Chairman of the Board and as a director. Mr. Brister was elected Chairman to replace Mr. benGerald. See "Item 9 - Directors, Executive Officers, Promoters and Central Persons; Compliance with Section 16(a) of the Exchange Act."

Approval of the Amendment to the Company's Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock

         On the matter of amending the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 35,000,000 shares to 90,000,000 shares:

                                    VOTES
         -------------------------------------------------------------------
         FOR                       AGAINST                          ABSTAIN
         24,626,408                74,063                            60,918

Approval of the Company's 2000 Stock Compensation Plan

         On the matter of approving the Company's 2000 Stock Compensation Plan:

                                    VOTES
         -------------------------------------------------------------------
         FOR                       AGAINST                          ABSTAIN
         24,335,396                76,516                           349,477

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Until September 8, 1999, the Company's Common Stock and Warrants were traded on the Nasdaq SmallCap Market system under the symbol "KINT" and "KINTW", respectively. On September 8, 1999, the Company's Common Stock and Warrants began trading on the NASD Electronic Bulletin Board (Over-the-Counter Bulletin Board - OTCBB). The following table sets forth the range of high and low closing bid prices for the Common Stock and the Warrants for the periods indicated as reported by the National Quotation Bureau, Incorporated. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                                Warrants
                                 Common Stock Bid Price         Bid Price
                                 ----------------------  -----------------------
         Calendar Year 2000        Low            High     Low            High
         -------------------     ------------ ---------  -----------  ----------
         First Quarter            $0.44          $1.00    $0.03           $0.10
         Second Quarter           $0.44          $0.76    $0.03           $0.05
         Third Quarter            $0.31          $0.58    $0.04           $0.06
         Fourth Quarter           $0.13          $0.41    $0.03           $0.04

                                                                Warrants
                                 Common Stock Bid Price         Bid Price
                                 ----------------------  -----------------------
         Calendar Year 1999        Low            High     Low            High
         -------------------     ------------ ---------  -----------  ----------
         First Quarter            $0.44          $1.00    $0.03           $0.31
         Second Quarter           $0.31          $0.56    $0.03           $0.19
         Third Quarter            $0.31          $0.81    $0.03           $0.16
         Fourth Quarter           $0.21          $0.38    $0.00           $1.06

                                                                Warrants
                                 Common Stock Bid Price         Bid Price
                                 ----------------------  -----------------------
         Calendar Year 1998        Low            High     Low            High
         -------------------     ------------ ---------  -----------  ----------
         First Quarter            $2.75          $3.75    $0.56           $1.19
         Second Quarter           $1.94          $3.63    $0.50           $0.88
         Third Quarter            $1.38          $3.38    $0.25           $0.69
         Fourth Quarter           $0.28          $1.88    $0.06           $0.25

         On February 28, 2001, the closing bid and ask prices for the Common Stock were $0.16 and $0.16, respectively, per share and the closing bid and ask prices for the Warrants were $0.02 and $0.02 per Warrant. As of December 31, 2000, 7,498,392 shares of Common Stock were issued and outstanding and 401,682 Warrants were outstanding.

         Holders. As of December 31, 2000, the Company estimates that there were approximately 428 record and beneficial holders of the Company's Common Stock, including those whose share are held in broker accounts, and approximately 17 record and beneficial holders of the Warrants.

         Dividends. The Company has not paid or declared any dividends with respect to its Common Stock nor does it anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of the Board of Directors of the Company and will depend, among other things, on the Company's earnings, if any, its financial requirements for future operations and growth and such other facts as the Company may then deem appropriate. The Company may issue shares of preferred stock in the future, which may contain restrictions on the payment of dividends.

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

Recent Developments

         During 1999, Charles Brister provided temporary loans to the Company to provide interim working capital. These loans were documented by promissory notes bearing interest at rates between 8% and 12% and payable at various dates. Notes totaling approximately $395,000 were converted into 395,000 shares of the Company's 9% Convertible Preferred Stock in June 1999. As of December 31, 2000, notes to Mr. Brister totaling approximately $150,000 were still outstanding. In the 1st quarter of 2001, Mr. Brister provided another temporary working capital loan to the Company for $50,000. At March 15, 2001, promissory notes to Mr. Brister totaling approximately $200,000 were outstanding. Additionally, during the 1st quarter of 2001, The Morgan Creek Company, focused on community development and goodwill, provided temporary funds to the Company of $687,000. Morgan Creek is a private eleemosynary corporation serving as a trustee in a number of faith based endeavors throughout the world. The Morgan Creek notes payable do not bear interest.

         On June 3, 1999, the Company consummated a $1.5 million convertible loan transaction with The Schlinger Foundation (the "Foundation"). The Foundation also purchased 500,000 shares of 9% Preferred Stock at a price of $1.00 per share in the Company's private offering consummated on June 30, 1999. For his assistance to the Company in arranging this financing with the Foundation and others, the Company paid Blair L. benGerald, a director of the Company from June 2000 to February 5, 2001, $205,000. Blair L. benGerald was not an officer or director of the Company when he received this payment.

         On May 17, 2000, the Company and The Foundation entered into an Amended and Restated Loan Agreement, which provided for the additional loan of $1,000,000 to the Company at an interest rate equal to 3% plus the prime rate as quoted in The Wall Street Journal. Interest is payable on the $2.5 million Amended and Restated Term Note ("Term Note") monthly as it accrues commencing on June 30, 2000 and continuing on the last day of each successive month thereafter during the term of the Term Note with the principal of the Term Note being payable in one installment of unpaid principal and accrued unpaid interest on May 17, 2005. The Term Note is secured with guaranty agreements by each of the Company's wholly-owned subsidiaries, Straight Line Manufacturing, Inc., USA Industries, Inc., KINT, L.L.C. and Brister's Thunder Karts, Inc. Additionally, the Company and each of its subsidiaries have pledged substantially all of their assets as additional collateral for the Term Note.

         Additionally, on May 17, 2000, the Company sold 4,000,000 shares of its Series A Preferred Stock to the Foundation for $3,000,000 cash or $0.75 per share. The holders of the Series A Preferred Stock have the right to elect a majority of the members of the Company's Board of Directors. Pursuant to this right, Blair L. benGerald, Geoffrey C. benRichard and Timotheus J. benHarold, were nominated by the Foundation and Board of Directors for election as directors of the Company in June 2000. At the Company's annual meeting on December 12, 2000, the three nominees were re-elected as directors of the Company. On February 5, 2001, Blair L. benGerald resigned as a director and Chairman of the Board of the Company.

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

         On November 28, 2000 the Company sold another 14,667 shares of its Series B Preferred Stock to the Foundation for $1,100,000 or $75.00 per share. Each share of Series B Preferred Stock is convertible at the option of the holder into 200 shares of Common Stock of the Company. Each outstanding share of Series B Preferred Stock has the right to 200 votes at any meeting of the stockholders of the Company.

         The proceeds from the financing received from the Foundation were used to pay long-term and trade debt, working capital and to purchase capital equipment and inventory.

         On December 27, 2000, The Schlinger Foundation transferred to the Office of the Presiding Almoner of Living Waters, and His Successors, a Corporation Sole organized as a Church under 26 USC Section 507C1A and Nevada revised statutes chapter 84 the following shares of Karts International's Preferred Stock: 4,000,000 shares of the Company's Series A Preferred Stock, and 88,000 shares of the Company's Series B Preferred Stock. These preferred shares represent a combined voting power of the 25,600,000 shares of Common Stock into which they are convertible (8,000,000 for the Series A Preferred Stock and 17,600,000 for the Series B Preferred Stock,). This represents voting control of the Company. The Office of the Presiding Almoner of Living Waters controls the Corporation Sole's decisions pursuant to Statute, but is not controlled by an individual, save being an office.

See "Security Ownership of Certain Beneficial Owners and Management."

         In August 1999,  the Company  moved the  manufacturing  of the Straight
Line product line to its Prattville, Alabama facility and closed its Michigan facility. The closing of the Michigan facility was part of an overall plan to increase capacity utilization while reducing overhead expenses through the consolidation of its operations.

         In the first quarter of 2000, the Company relocated the USA Industries manufacturing operations as well as the discontinued Straight Line product line from its Prattville, Alabama facility to its Roseland, Louisiana manufacturing facilities. The closing of the Prattville facility is part of an overall plan to reduce manufacturing and overhead expenses through consolidation of its operations. The Company is currently seeking a buyer or lessee for its Prattville facility.

         The financial information discussed herein is derived from the historical consolidated financial statements of the Company for the respective years ended December 31, 2000 and 1999. The following discussion reflects historical consolidated financial data for the periods as indicated below.

Results of Operations

         Year Ended December 31, 2000 as compared to Year Ended December 31, 1999. The Company reported revenues of approximately $8.9 million for the year ended December 31, 2000, compared to $12.0 million for year ended December 31, 1999, a 26% decrease. These results reflect an approximate 29% decrease in sales volume of the Company's products. The Company's 2000 sales continued to show a high degree of seasonality, and efforts to mitigate the historical pattern by expanding its sales to merchandisers whose demand is less seasonal were ineffective. The Company intends to continue identifying opportunities to establish new customers whose demand for the Company's products would be during the first half of the year.

         Management believes that the sales decrease was largely due to the expansion of Murray, Inc. and Yerf Dog, Inc. into the mass retail Fun Kart market. This expansion resulted in a corresponding "flooding" of many mass merchandisers with budget priced go-karts, which drew away many first-time customers who bought competing products at mass merchandisers. Management believes that many of these competing products are of inferior quality to the Company's product, and that these quality concerns will cause a return to the Company's product. Year 2000 sales were also negatively affected by the wide availability of so called "mini 4-wheelers". These new market entrants competed for revenue dollars that historically have been spent on go-karts. Year 2000 saw sales of over 60,000 mini 4-wheelers. This product was relatively unknown two years ago. The Company is investigating entry into the 4-wheel ATV market, and expects to field a Karts International mini 4-wheeler product during the 2nd quarter of 2001.

         The Company incurred cost of sales of $10.9 million and $11.3 million in 2000 and 1999, respectively. This resulted in gross profit/(loss) of approximately ($2.1) million for the year ended December 31, 2000 and $0.7 million for the year ended December 31, 1999. Gross profit for the year ended December 31, 2000 was negatively affected by decreased sales volumes. The consolidation of the Company's manufacturing activities allowed the Company to improve utilization of its labor force and manufacturing capacity, however the decrease in direct labor charges was more than offset by decreased sales volume and increases in other direct costs. The Company increased its selling prices in 2000, especially on those units that it identified as being underpriced during their introductory period during 1999.

         Selling, general and administrative expenses totaled approximately $3.4 million for the year ended December 31, 2000 compared to approximately $2.8 million for the year ended December 31, 1999.

         Other income (expense) totaled approximately $(1.3 million) for the year ended December 31, 2000 compared to $(0.2 million) for the year ended December 31, 1999. The increase in expense is largely attributable to a charge to operations of approximately $0.6 million to record the expiration of the option to acquire Daytona SuperKarts, and the write-off of the note receivable from Daytona SuperKarts as uncollectible, as well as increased interest expense of approximately $0.3 million, and the write-off of some obsolete inventory. Interest expense increased to approximately $703,000 for the year ended December 31, 2000 from approximately $396,000 for the year ended December 31, 2000. This was largely due to the $1,000,000 in new debt.

         Net loss for the year ended December 31, 2000 was approximately $6,823,000 compared to a net loss of approximately $2,366,000 incurred for the year ended December 31, 1999. Basic loss per share was $0.98 and $0.42 for the years ended December 31, 2000 and 1999, respectively.

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

         Additional Operations Information. The Company currently has four product liability lawsuits outstanding, none of which are expected to exceed existing product liability insurance policy limits. The Company has never had a claim that resulted in an award or settlement in excess of insurance coverage. There is no assurance that the Company's insurance coverage of $6,000,000 per occurrence and $5,000,000 aggregate will be sufficient to fully protect the business and assets of the Company from all claims, nor can any assurances be given that the Company will be able to maintain the existing coverage or obtain additional coverage at commercially reasonable rates. Management believes that it has process controls on its product operations, product labeling, operator's manuals, and design features which will assist in a successful defense of any present or future product liability claim. To the extent product liability losses are beyond the limits or scope of the Company's insurance coverage, the Company could experience a material adverse effect upon its business, operations, profitability and assets. See "Item 3 - Legal Proceedings."

Seasonality

         The Company experiences significant seasonality in its sales pattern with approximately 50% of its revenue being recorded in the fourth quarter of the year. Sales of Fun Karts are generally the lowest during the first quarter of each calendar year. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its dealers and retail merchandisers and its current on-going discussions with its dealers and representatives of retail merchandisers as to their future requirements. Cancellations, reductions or delays by a large volume dealer or mass merchandiser could have a materially adverse impact on the Company's business, financial condition and results of operations.

         Traditionally, many of the Company's dealers have sold Fun Karts only during the Christmas holiday season. Many retail merchandisers are constrained by limited floor space, which tends to force the dealers into seasonal purchasing of karts. The Company intends to increase marketing to alternative merchandisers whose sales could mitigate the highly seasonal buying pattern of its traditional dealer base. The Company also intends to offset the seasonal aspects of its current business operations through utilizing its manufacturing capacity in alternative, less seasonal, operations such as job shop manufacturing.

Liquidity and Capital Resources

         At December 31, 2000, the Company had working capital of approximately $2.9 million as compared to negative working capital of approximately $(0.2) million at December 31, 1999. The increase in working capital is largely due to a large increase in the inventory balance at year-end 2000, and the shift of current (short-term) liabilities to long-term debt. The Company experienced negative cash flow from operations of approximately $6,524,000 and $3,484,000 for calendar 2000 and 1999, respectively.

         During the year ended December 31, 2000, the Company expended cash of approximately $729,000 on capital improvements; consisting of expansion of its manufacturing facilities, leasehold improvements and capital.

         The 2000 cash consumption by operating and investing activities was funded from the net proceeds from the sale of 4,000,000 shares of Series A Preferred Stock, 88,000 shares of Series B Preferred Stock, 1,639,995 shares of Common Stock, and from the issuance of an additional $1,000,000 of secured debentures.

         The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. See "Item 1 - Business; Business Risk Factors - Uncertainty of Ability of the Company to Continue as a Going Concern."

         Management believes that efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

         Management believes that through strategic alignment with key suppliers, introducing a new marketing paradigm and plan, and introduction of a new product line it will see significant sales volume and revenue increases which will allow it to fund ongoing operations from internal cash flow. Additionally, the Company has entered a job shop venture whereby it will use excess or idle capacity for custom manufacturing and painting jobs. There has been a strong initial response to the job shop venture, and job shop sales are projected to increase.

         Management believes that its new business plans will increase sales and enable the Company to become profitable. Fun Karts are recreational products however so there can be no certainty of success in plans to increase sales, and Fun Kart sales could be negatively affected by an overall downturn in national economic conditions.

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

         The Company may need additional financing to achieve full implementation of its long-term growth strategy and for working capital. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements beginning on Page F-2

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and executive officers of the Company at March 26, 2001:

             Name                Age                    Position
-------------------------------  ---  -----------------------------------------
Charles Brister(1)(2)(3)         49   Chairman of the Board and Director
Timotheus J. benHarold(1)(2)(4)  38   President, Chief Executive Officer and
                                      Director
Edward H. Cook                   35   Vice President and Chief Financial Officer
Geoffrey Craig benRichard(2)     47   Vice  President  of  Legal  Affaires,
                                      Secretary and Director
John Brian Willms                32   Chief Information Officer

--------------------
(1)  Members of the Company's Compensation Committee.
(2)  Members of the Company's Audit Committee.
(3) On February 5, 2001, Mr. Brister resigned as President and Chief Executive Officer of the Company. Mr. Brister was elected on February 5, 2001 as Chairman of the Board and will remain active in the day-to-day operations of the Company. Mr. Brister replaced Blair L. benGerald who had resigned as Chairman of the Board and Director on February 5, 2001.
(4) Mr. benHarold was elected as President and Chief Executive Officer on February 5, 2001 to replace Mr. Charles Brister. Mr. benHarold had previously served as Executive Vice President - Corporate Development for the Company.

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

         Charles Brister is Chairman of the Board and a director of the Company. He has served as Chairman of the Board since February 5, 2001. He served as President and Chief Executive Officer from January 1999 to February 5, 2001 when he resigned. He has been a director of the Company since March 1996. He previously served as President and Chief Executive Officer of Brister's Thunder Karts, Inc. ("Brister's"), a wholly-owned subsidiary of the Company, from 1986 to April 1996. From 1996 until his election as President and Chief Executive Officer of the Company in January 1999, Mr. Brister managed his portfolio of personal investments. Mr. Brister will continue to be active in the day-to-day operations of the Company. Mr. Brister also serves as a director of First Guaranty Bank, Hammond, Louisiana.

         Timotheus James benHarold has served as a director since June 2000 and has served as President and Chief Executive Officer of the Company since February 5, 2001 when he was elected to such position to replace Charles Brister. Mr. benHarold was employed as Executive Vice President - Corporate Development of the Company from June 2000 to February 5, 2001 when he became President and Chief Executive Officer. He brings extensive experience from the business and marketing consulting fields. He has been a business and marketing consultant in Dallas, Texas since 1989. Mr. benHarold also is a public speaker on biblical life management. Mr. benHarold will be responsible for the overall management and administration of the operations of the Company.

         Edward H. Cook has served the Company as Vice President and Chief Financial Officer since September 2000. Mr. Cook was employed with Texas Instruments from June 1988 until December 1994. From 1995 to August 2000 he was employed with GTE Corporation which changed its name to Verizon Corporation as a result of a merger with Bell Atlantic. His recent experience includes tenure as a Financial Consultant to Verizon Corporation in Irving, Texas. He also brings extensive corporate experience in management and financial analysis from his service with GTE Corporation and Texas Instruments Incorporated.

         Geoffrey Craig benRichard has been a director of the Company since June 2000 and currently serves as Vice President of Legal Affaires and Secretary of the Company. For more than the past five years, he has lectured as a pastor and retired lawyer in the field of comparative government, self-determination, constitutional law and ecclesiastical law, specializing in corporations sole training. He is an Almoner and Pastor of Christian Almshouse in the Olde Culdee Church, both corporations sole.

         John Brian Willms has served the Company as Chief Information Officer since November 2000. From 1991 to 1997, Mr. Willms was employed with J.C. Penney & Co. and from 1997 to February 1999 he was employed with Electronic Data Systems. From March 1999 to December 1999, he was employed with Software Spectrum. From January 2000 until his employment with the Company, Mr. Willms was employed with Data Return. Mr. Willms brings to the Company a depth of experience in information systems management. His recent tenure includes systems management experience with Data Return Corporation, and Consulting and Infrastructure Management with Software Spectrum and Electronic Data Systems.

         There are no family relationships among any of the Company's officers and directors.

Section 16(a) Beneficial Ownership Report Compliance

         The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder of the Common Stock, which would require the filing of any report pursuant to
Section 16(a) that was not filed by the Company.

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


                           Summary Compensation Table

                                                        Annual Compensation       Long-Term Compensation
                                                    --------------------------  --------------------------
                                                                                          Awards
                                                                                --------------------------
                                                                                               Securities
                                                                  Other Annual   Restricted    Underlying
                  Name/Title                  Year  Salary/Bonus  Compensation  Stock Awards  Options/SARs
--------------------------------------------  ----  ------------  ------------  ------------  ------------
Charles Brister(1)..........................  2000  $200,000          $ -0-         -0-         450,000(3)
                                              1999  $150,000(2)       $ -0-         -0-         450,000(3)
Robert M. Aubrey, former Chief
Executive Officer and President(4)..........  1998  $140,625       $22,825(5)       -0-         200,000
----------------------------------------------------------------------------------------------------------

--------------------
(1) In January 1999, Mr. Brister was elected President and Chief Executive Officer of the Company. On February 5, 2001, Mr. Brister resigned as President and Chief Executive Officer of the Company. He was elected on February 5, 2001 as Chairman of the Board. Timotheus James benHarold was elected by the Board as President and Chief Executive Officer to replace Mr. Brister.
(2) Mr. Brister agreed to accept shares of the Company's Common Stock in lieu of his annual cash compensation of $150,000 for his service during 1999. The Board of Directors of the Company has authorized the issuance of 185,084 shares of Common Stock to Mr. Brister in lieu of his cash compensation for 1999. Such shares will be issued and delivered to Mr. Brister in 2001.
(3) See "Executive Compensation - Employment Agreements and Related Matters" and "- Stock Options"
(4) Effective January 13, 1999, Robert M. Aubrey resigned as Chief Executive Officer, President and as a director of the Company. See "--Employment Agreements and Related Matters."
(5)  Principally housing and transportation allowance.

Employment Agreements and Related Matters

         On October 19, 1999, the Company's Board of Directors ratified an Employment Agreement dated August 1, 1999 with Charles Brister (the "Old Employment Agreement") to serve as the Company's President and Chief Executive Officer for a period of three years beginning February 1, 1999, with an automatic one-year extension unless either the Company or Mr. Brister provides a thirty (30) day written notice not to continue the Old Employment Agreement. The Old Employment Agreement provided Mr. Brister with an annual salary of $150,000 per year, payable in either Common Stock of the Company or cash. Further, Mr. Brister was granted 450,000 options to purchase shares of the Company's Common Stock at the closing bid price of the Company's Common Stock on the date of ratification by the Board and the options vest as follows: 100,000 upon the ratification of the Old Employment Agreement by the Board of Directors (October 19, 1999), 150,000 on the second anniversary date of the Old Employment Agreement, and 200,000 on the third anniversary date of the Old Employment Agreement. Additionally, Mr. Brister was eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's Common Stock, which shall vest immediately upon grant and expire five years from the grant date, and (b) cash, not to exceed 15% of Mr. Brister's base salary. See "Executive Compensation - Summary Compensation Table."

         On June 1, 2000, the Company and Charles Brister entered into an Employment Agreement and as amended on October 23, 2000 (the "June Employment Agreement"), which superceded the Old Employment Agreement. Under the June Employment Agreement, Mr. Brister will serve the Company as President and Chief Executive Officer for a period of three years beginning June 1, 2000 with an automatic one-year extension unless either the Company or Mr. Brister provides a 30-day written notice not to continue the June Employment Agreement. The June Employment Agreement provides Mr. Brister with an annual salary of $200,000 per year payable in cash in accordance with the Company's established payroll procedures, which may be increased at any time at the sole discretion of the Board of Directors of the Company. Additionally, Mr. Brister was granted 350,000 options to purchase shares of the Company's Common Stock at the closing bid price of the Company's Common Stock as of August 21, 2000. The options vest and are exercisable as follows: (a) options to purchase 100,000 shares vested on August 21, 2000 at an exercise price of $0.375 per share; (b) options to purchase 100,000 shares shall vest and be exercisable upon the second anniversary date of the June Employment Agreement; and (c) options to purchase 150,000 shares shall vest and be exercisable upon the third anniversary date of the June Employment Agreement. The options expire June 1, 2005. Additionally,


Mr. Brister may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's Common
Stock,  which options shall vest immediately upon issuance and shall expire five
(5) years from the date of grant, and (b) cash in an amount established by an annual performance-based management bonus program which will be approved by the Board of Directors. Subject to certain exceptions, if the June Employment
Agreement is terminated by the Company or Mr. Brister as a result of a change in control (as defined in the June Employment Agreement), Mr. Brister shall be entitled to a cash payment of $200,000 and the immediate vesting of all options granted but not yet vested at the effective date of such change in control, as full and final satisfaction of all obligations due and owing to Mr. Brister by the Company under the terms of the June Employment Agreement. Mr. Brister resigned as President and Chief Executive Officer on February 5, 2001 and was elected to serve as Chairman of the Board. This resignation voluntarily terminated the employment agreement and Mr. Brister's options to purchase
250,000 shares of common stock which had not vested as of February 5, 2001.

         Effective  January  30,  1998,  the  Company  entered  into  three-year
Employment Agreement (the "Aubrey Agreement") with Robert M. Aubrey, whereby Mr.
Aubrey agreed to serve as President and Chief Executive  Officer of the Company.
The Aubrey Agreement provided Mr. Aubrey with an annual base salary of $150,000 and options to purchase 200,000 shares of Common Stock at an exercise price of $3.25 per share.

         Effective  January  13,  1999,  Robert  M.  Aubrey  resigned  as  Chief
Executive  Officer,  President and as a director of the Company.  On January 20,
1999,  the Company and Mr. Aubrey  entered into a Settlement  Agreement and Full and Final Release of All Claims (the "Settlement  Agreement") for the purpose of satisfying and  discharging  all  obligations of the Company to Mr. Aubrey under the Aubrey Agreement.  The Settlement  Agreement provided that the Company shall forgive up to $19,000 of  non-reimbursable  expenses  incurred by Mr. Aubrey and pay to Mr.  Aubrey  one  week  of  earned  vacation.  In  consideration  for the foregoing,  Mr. Aubrey must adhere to the non-competition  and  non-solicitation covenants set forth in the Aubrey  Agreement  until January 13, 2001. As part of his  separation  from the Company,  the Company  issued to Mr. Aubrey options to purchase  15,000 shares of Common Stock at an option exercise price of $1.06 per share,  which  options were  granted to replace the options to purchase  200,000 shares of Common Stock that were canceled at separation.  The options are vested and expire on January 20, 2004.

         To provide for continuity of management, the Company may enter into employment agreements with other members of its executive management staff.

Stock Options

         The following table reflects options granted to the Company's President and Chief Executive Officer during 2000:

                        Option/Grants in Last Fiscal Year

                                   Number of     Percent of
                                  Securities  Total Options                            Potential realizable value
                                  Underlying    Granted to                             at assumed annual rates of
                                   Options     Employees in    Exercise    Expiration   stock price appreciation
        Name/Title                 Granted     Fiscal 2000   Price ($/sh)     Date           for option term
--------------------------------  ----------  -------------  ------------  ----------  --------------------------
Charles Brister, President        450,000(1)       100          $0.375         See         5%             10%
and Chief Executive Officer.....                                            footnote   ------------ -------------
                                                                               (1)       $58,500       $144,000

--------------------
(1)  The options  were  granted to Mr.  Brister  pursuant to the Old  Employment
     Agreement, which was superceded on June 1, 2000 by the June Employment Agreement. Of the options to purchase 450,000 shares of Common Stock, which were to expire periodically from October 19, 2004 through October 19, 2006, options to purchase 100,000 shares are vested, with the remaining 350,000 options being terminated and replaced with options to purchase 350,000 shares of Common Stock pursuant to the June Employment Agreement. Of the options to purchase 350,000 shares, 100,000 vested on August 21, 2000. The remaining options to purchase 100,000 shares which vest on June 1, 2002 and the options to purchase 150,000 shares which vest on June 1, 2003 were terminated as a result of Mr. Brister's resignation as President and Chief Executive Officer on February 5, 2001. The options to purchase 200,000 which are vested expire June 1, 2005. See "Executive Compensation - Employment Agreements and Related Matters."


                     Aggregate Fiscal Year-End Option Values

                                              Number of Securities Underlying       Market Value of Unexercised
                                           Unexercised Options at Fiscal Year-End  Options at Fiscal Year-End(1)
                                           --------------------------------------  ---------------------------------
              Name/Title                       Exercisable        Unexercisable      Exercisable     Unexercisable
------------------------------------------ ------------------- ------------------  --------------- -----------------
Charles Brister, President and Chief            200,000            250,000(2)           -0-              -0-
  Executive Officer.......................

--------------------
(1) The exercise price per share of all options issued by the Company was $0.37 on date of grant. The closing bid price of the Company's Common Stock as quoted on the NASD Electronic Bulletin Board at year end was less than the $0.37 per share exercise price.
(2) On February 5, 2001, as a result of Mr. Brister's resignation as President and Chief Executive Officer, these options terminated.

1998 and 2000 Stock Compensation Plan

         On May 27, 1998, the stockholders of the Company approved the 1998 Stock Compensation Plan of Karts International Incorporated (the "1998 Plan") and reserved 1,000,000 shares of Common Stock for issuance under the plan. The 1998 Plan terminates on April 1, 2008 unless previously terminated by the Board. On December 12, 2000, the stockholders of the Company approved the 2000 Stock Compensation Plan (the "2000 Plan"), which initially reserves 750,000 shares of Common Stock for issuance under the 2000 Plan. The 2000 Plan was effective on October 19, 2000 and terminates on October 19, 2010. The 1998 Plan and 2000 Plan are both administered by the Compensation Committee (the "Committee") or the entire Board.

         The 1998 and 2000 Plans (collectively the "Plans") have similar terms. Eligible participants in the Plans include full time employees, directors and advisors of the Company and its subsidiaries. Options granted under the Plans are intended to qualify as "incentive stock options" pursuant to the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not constitute incentive stock options ("nonqualified options") as determined by the Committee.

         Under the Plans the Company may also grant "Restricted Stock" awards. "Restricted Stock" represents shares of Common Stock issued to eligible participants under the Plans subject to the satisfaction by the recipient of certain conditions and enumerated in the specific Restricted Stock grant. Conditions, which may be imposed, include, but are not limited to, specified periods of employment, attainment of personal performance standards or the overall performance of the Company. The granting of Restricted Stock represents an additional incentive for eligible participants under the Plans to promote the development of the Company, and may be used by the Company as another means of attracting and retaining qualified individuals to serve as employees of the Company or its subsidiaries.

         Incentive stock options may be granted only to employees of the Company or a subsidiary who, in the judgment of the Committee, are responsible for the management or success of the Company or a subsidiary and who, at the time of the granting of the incentive stock option, are either an employee of the Company or a subsidiary. No incentive stock option may be granted under the Plans to any individual who would, immediately before the grant of such incentive stock option, directly or indirectly, own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company unless (i) such incentive stock option is granted at an option price not less than one hundred ten percent (110%) of the fair market value of the shares on the date the incentive stock option is granted and (ii) such incentive stock option expires on a date not later than five years from the date the incentive stock option is granted.

         The purchase price of the shares of the Common Stock offered under the Plans must be one hundred percent (100%) of the fair market value of the Common Stock at the time the option is granted or such higher purchase price as may be determined by the Committee at the time of grant; provided, however, if an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of the shares of the Common Stock covered by such incentive stock option may not be less than one hundred ten percent (110%) of the fair market value of such shares on the day the incentive stock option is granted. If the Common Stock is listed upon an established stock exchange or exchanges, the fair market value of the Common Stock shall be the highest closing price of the Common Stock on the day the option is granted or, if no sale of the Common Stock is made on an established stock exchange on such day, on the next preceding day on which there was a sale of such stock. If there is no market price for the Common Stock, then the Board and the Committee may, after taking all relevant facts into consideration, determine the fair market value of the Common Stock.

         Under the Plans, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options, which may be exercisable for the first time during any calendar year, shall not exceed $100,000.

         Options are exercisable in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the date of grant. Except in case of disability or death, no option shall be exercisable after an optionee ceases to be an employee of the Company, provided that the Committee has the right to extend the right to exercise for a period not longer than three months following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Committee may extend the exercise period for a period not in excess of one year following the date of termination of the optionee's employment. If an optionee dies while in the employ of the Company and shall not have fully exercised his options, the options may be exercised in whole or in part at any time within one year after the optionee's death by the executors or administrators of the optionee's estate or by any person or persons who acquired the option directly from the optionee by bequest or inheritance.

         There presently are outstanding options granted under the 1998 Plan to purchase 712,000 shares of Common Stock at prices ranging from $0.3125 to $3.50 per share, which options expire periodically from August 21, 2001 to December 31, 2005. On August 21, 2000, the Board of Directors approved lowering to $0.375 per share the exercise price on all outstanding employee options that were exercisable at a price greater than $0.375 per share. The Board believed this action was in the best interest of the Company since substantially all of the outstanding employee options were granted at per share exercisable prices significantly greater than the current market price of the Company's Common Stock, which has ranged from $.25 to $.50 per share.

Other Stock Options

         In addition to options granted under the Company's 1998 Compensation Plan, the Company has outstanding options that were granted to employees during 1996 and 1997 to purchase 39,484 shares of Common Stock. Such options were granted at per share exercisable prices of $4.88 to $5.63 and expire periodically at various times until January 31, 2003. The exercise price of these options was reduced to $0.375 per share by the Board of Directors on August 21, 2000.


         There were no exercises of any options  during the years ended December
31, 2000 and 1999. The weighted average exercise price of all outstanding options at December 31, 2000 and 1999, respectively, was $0.35 and $1.07.

Compensation of Directors

         Directors of the Company receive no compensation for serving on the Board. The Company will reimburse directors for out-of-pocket expenses incurred for attending meetings.

Meetings and Committees of the Board of Directors

         The business of the Company is managed under the direction of the Board of Directors. The Board of Directors met on seven occasions during calendar
2000, and acted by unanimous consent in lieu of meeting on one occasion during such period.

         The Board of Directors of the Company has  established  a  Compensation
Committee and Audit Committee. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation of executive officers and administers the Company's employee benefit plans, if any. The Compensation
Committee did not meet during calendar year 2000. The Audit Committee is comprised of a majority of independent directors and its functions are to recommend to the Board of Directors the engagement of the Company's independent public accountants, review with such accountants the plans for and the results and scope of their auditing engagement and certain other matters relating to their services as provided to the Company. The Audit Committee met on one occasion during calendar year 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's shares of Common Stock, Series A Preferred Stock and
Series B Preferred Stock as of March 2, 2001 by each of its directors, executive officers and persons known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock, Series A Preferred Stock and Series B
Preferred Stock, and all executive officers and directors as a group.

                                                              Shares Beneficially   Percentage of Shares
                           Name(1)                                   Owned           Beneficially Owned
  ----------------------------------------------------------  -------------------   --------------------
  Charles Brister(2)......................................         2,539,091                26.8
  Geoffrey Craig benRichard(3)............................            -0-                    -0-
  Timotheus James benHarold(4)............................            -0-                    -0-
  Edward H. Cook(5).......................................            -0-                    -0-
  J. Brian Willms(6)......................................            -0-                    -0-
  Halter Financial Group, Inc.(7).........................           478,260                 6.3
  The Schlinger Foundation(8).............................         3,174,512                31.3
  Office of  Presiding Almoner of Living Waters, and his          25,600,000                77.3
  successors, a corporation sole (9)
  Officers and directors as a group (5 persons)(10).......         2,539,091                27.4


-------------------------

(1) Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Also, unless otherwise indicated, the address of each beneficial owner identified below is: c/o Karts International Incorporated, 62204 Commercial Street, P.O. Box 695, Roseland, Louisiana 70456.
(2) Includes options to purchase 100,000 shares of Common Stock at an exercise price of $0.375 per share, exercisable until October 19, 2004, options to purchase 100,000 shares of Common Stock at an exercise price of $0.375 per share until June 1, 2005 and 1,580,000 shares of Common Stock issuable upon conversion of 395,000 shares of the Company's 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock") owned by Mr. Brister. Also includes 185,084 shares, which the Board of Directors has authorized to be issued to Mr. Brister in lieu of his cash compensation for 1999 which will be issued in 2001. Mr. Brister is the Chairman of the Board and a director of the Company. See "Executive Compensation - Summary Compensation Table" and "Certain Relationships and Related Transactions."

(3) Mr. Geoffrey Craig benRichard is Vice President of Legal Affaires, Secretary and a director of the Company.
(4) Mr. Timotheus James benHarold is President and Chief Executive Officer and a director of the Company.
(5)  Mr. Cook is a Vice President and Chief Financial Officer of the Company.
(6)  Mr. Willms is the Chief Information Officer of the Company.
(7) Includes 100,000 shares of Common Stock issuable upon conversion of 25,000 shares of 9% Preferred Stock owned by Halter Financial Group, Inc ("HFG"). Timothy P. Halter is the principal stockholder, director and president of HFG and is therefore deemed to have beneficial ownership of the shares of Common Stock held by HFG. HFG and Mr. Halter's address is 7701 Las Colinas Ridge, Suite 250, Irving, Texas 75036.
(8) Includes 2,000,000 shares of Common Stock issuable upon conversion of 500,000 shares of 9% Preferred Stock, 592,581 shares of Common Stock owned by the Schlinger Foundation and 58,420 shares of Common Stock owned by Evert Schlinger who is Trustee of the Schlinger Foundation. Additionally, the Schlinger Foundation may be deemed to share voting power over 581,931 shares of Common Stock with Mr. Brister and Richard N. Jones, a former officer of the Company, pursuant to a Voting Agreement dated May 17, 2000. The Schlinger Foundation's address is c/o Evert Schlinger, Trustee, 1944 Edison Street, Santa Ynez, California 93460. See "Certain Relationships and Related Transactions."
(9) On December 27, 2000, The Schlinger Foundation transferred to the Office of the Presiding Almoner of Living Waters, and His Successors, a Corporation Sole organized as a Church under 26 USC Section 507C1A and Nevada revised statutes chapter 84 the following shares of Karts International's Preferred
     Stock: 4,000,000 shares of the Company's Series A Preferred Stock, and 88,000 shares of the Company's Series B Preferred Stock. These preferred shares represent a combined voting power of the 25,600,000 shares of Common Stock into which they are convertible (8,000,000 for the Series A Preferred Stock and 17,600,000 for the Series B Preferred Stock,). This represents voting control of the Company. The Office of the Presiding Almoner of Living Waters controls the Corporation Sole's decisions pursuant to Statute, but is not controlled by an individual, save being an office.
(10) See preceding notes for an explanation of options, warrants and 9% Preferred Stock included in this total. Also includes 185,084 shares of Common Stock to be issued to Mr. Brister during 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Charles Brister, the former Chief Executive Officer and President of the Company and currently a director and Chairman of the Board, had previously entered into a lease agreement for the Roseland manufacturing facility, including the corporate offices, which has expired. The monthly lease payment for the Roseland facility is currently $6,025 on a month-to-month basis. The Company and Mr. Brister are currently negotiating the terms for a new lease for the Roseland facility

         During 1999, Charles Brister provided temporary loans to the Company to provide interim working capital. These loans were documented by promissory notes bearing interest at rates between 8% and 12% and payable at various dates. Notes totaling approximately $395,000 were converted into 395,000 shares of the Company's 9% Convertible Preferred Stock in June 1999. At December 31, 2000, promissory notes totaling approximately $150,000 were still outstanding.

         On August 1, 2000, the Company and Charles Brister entered into a license agreement (the "License Agreement") for "Accelerator Pedal Override Apparatus for Self-Propelled Motorized Cart with Aligned Brake and Accelerated Push-Rod Type Operator Pedals" ("Pedal Override") and for "Clutch Assembly for Chain Driven Cart" (the "Clutch Lube") which are subject to certain patent rights owned by Mr. Brister. The term of the License Agreement is for a period of three (3) years. In August 2000, the Company paid Mr. Brister $40,000 for arrearage royalty fees covering the Pedal Override and Clutch Lube under a prior license agreement between the Company and Mr. Brister. Pursuant to the current License Agreement, the Company has agreed to pay Mr. Brister royalties as follows: (i) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1,

2000 and ending July 31, 2001, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2000 and ending July 31, 2001, (ii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2001 and ending July 31, 2002, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2001 and ending July 31, 2002, and (iii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2002 and ending July 31, 2003, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2002 and ending July 31, 2003. The Company shall pay the accrued royalties on January 1 and July 31 of each year during the term of the License Agreement. Either party may terminate the License Agreement upon thirty (30) days written notice to the other party if the other party commits a material breach of any term of the License Agreement and fails to cure such breach within the 30-day period. Upon termination of the License Agreement for any reason, the Company shall return to Mr. Brister the technology and tangible manifestations or copies thereof relating to the Pedal Override and Clutch Lube and all licenses granted under the License Agreement will be transferred and assigned by the Company to Mr. Brister or to his designee.

         On October 10, 2000, the Company entered into a license agreement with Charles Brister (the "Technology Agreement") for the right to use a safety fuel tank and filler cap apparatus on its products (the "Technology") which is owned by Mr. Brister under certain patents and patent applications. In consideration of the grant of the license to the Technology, the Company agreed to pay Mr. Brister an annual license fee of $250,000. The first annual license fee payment is payable in two equal payments of $125,000 each, with the first $125,000 payment being paid to Mr. Brister in August 2000 and the second $125,000 payment due on December 31, 2000. The December 31 payment has been deferred until the Company's cash flow from operations improves. The Technology Agreement is for a period of three (3) years and shall be automatically renewed annually thereafter unless either of the parties provides at least sixty (60) days notice of non-renewal prior to the termination date of the Technology Agreement. The Technology Agreement is subject to termination for non-payment of the license fee and royalties and for certain other reasons. In addition to the annual license fee of $250,000, the Company shall pay Mr. Brister a royalty of $1.00 for each Company product, which utilizes the Technology. However, in no event shall royalties for a calendar year for use of the Technology on the Company's products be less than $500,000 for the first full year of the Technology Agreement ending on December 31, 2001; less than $500,000 for the license year ending December 31, 2002 and less than $1,000,000 for the license year ending December 31, 2003 and thereafter. In the event that royalties for a license year do not equal the required minimum, Charles Brister may, at his option, convert the exclusive license granted to the Company to a non-exclusive license without the right of the Company to sub-license, by thirty (30) days notice in writing to the Company, unless such default is cured by the Company within the 30-day notice period. Subject to the terms of the Technology Agreement, the Company shall have the right to grant sub-licenses to others for fees or at royalty rates to be determined by the Company. As sub-license income, the Company has agreed to pay to Mr. Brister 50% of all license fees, royalties, advance royalties, minimum royalties or other payments accrued or received in respect to the granting or maintaining of sub-licenses, provided, however, in no instance shall the amount paid to Mr. Brister be less than $1.00 for each product which utilizes the Technology. Additionally, the Company has agreed during the term of the Technology Agreement to maintain product liability insurance naming Mr. Brister as an additional insured to provide protection against claims and causes of action arising out of any defects or failure to perform of the Technology. The amount of coverage shall be a minimum of $2,000,000 combined single limit, with a deductible amount not to exceed $100,000 for each single occurrence for bodily injury and/or property damage.

         On June 3, 1999, the Company consummated a $1.5 million convertible loan transaction with The Schlinger Foundation (the "Foundation"). The Foundation also purchased 500,000 shares of 9% Preferred Stock at a price of $1.00 per share in the Company's private offering consummated on June 30, 1999. For his assistance to the Company in arranging this financing with the Foundation and others, the Company paid Blair L. benGerald, a director of the Company from June 2000 to February 5, 2001, $205,000. Blair L. benGerald was not an officer or director of the Company when he received this payment.

         On May 17, 2000, the Company and The Foundation entered into an Amended and Restated Loan Agreement, which provided for the additional loan of $1,000,000 to the Company at an interest rate equal to 3% plus the prime rate as quoted in The Wall Street Journal. Interest is payable on the $2.5 million Amended and Restated Term Note ("Term Note") monthly as it accrues commencing on June 30, 2000 and continuing on the last day of each successive month thereafter during the term of the Term Note with the principal of the Term Note being payable in one installment of unpaid principal and accrued unpaid interest on May 17, 2005. The Term Note is secured with guaranty agreements by each of the Company's wholly-owned subsidiaries, Straight Line Manufacturing, Inc., USA Industries, Inc., KINT, L.L.C. and Brister's Thunder Karts, Inc. Additionally, the Company and each of its subsidiaries have pledged substantially all of their assets as additional collateral for the Term Note.

         Additionally, on May 17, 2000, the Company sold 4,000,000 shares of its Series A Preferred Stock to the Foundation for $3,000,000 cash or $0.75 per share. The holders of the Series A Preferred Stock have the right to elect a majority of the members of the Company's Board of Directors. Pursuant to this right, Blair L. benGerald, Geoffrey C. benRichard and Timotheus J. benHarold, were nominated by the Foundation and Board of Directors for election as directors of the Company. On December 12, 2000, the three nominees were elected as directors of the Company. On February 5, 2001, Blair L. benGerald resigned as a director and Chairman of the Board of the Company.

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

         On November 28, 2000 the Company sold another 14,667 shares of its Series B Preferred Stock to the Foundation for $1,100,000 or $75.00 per share. Each share of Series B Preferred Stock is convertible at the option of the holder into 200 shares of Common Stock of the Company. Each outstanding share of Series B Preferred Stock has the right to 200 votes at any meeting of the stockholders of the Company.

         As a result of the purchase of the Series A and Series B Preferred Stock by the Foundation, as previously reported, there was a change of control of the Company. Pursuant to the terms of the sale of the Series A Preferred
Stock, Blair L. benGerald, Geoffrey C. benRichard and Timotheus J. benHarold were elected as directors of the Company in June 2000.

         On December 27, 2000, the Foundation transferred 4,000,000 shares of the Company's Series A Preferred Stock and 88,000 shares of the Company's Series
 .B Preferred Stock to The Office of the Presiding Almoner of Living Waters, and His Successors, a Corporation Sale organized as a Church under 26 USC Section 508CIA and Nevada revised statutes chapter 84. The Series A and Series B Preferred Stock represents combined voting power of 25,600,000 shares of Common Stock into which the Preferred Stock is convertible (8,000,000 shares of Common Stock for the 4,000,000 shares of Series A Preferred Stock and 17,600,000 shares of Common Stock for the 88,000 shares of Series B Preferred Stock). The transfer of the Preferred Stock to The Office of the Presiding Almoner of Living Waters represents a change in control of the Company since the Office of the Presiding Almoner has the right to a total of 25,600,000 votes at any meeting of shareholders which constitutes approximately 77% of the total votes entitled to vote with respect to any matters on which the holders of Common Stock, Series A Preferred Stock and Series B Preferred Stock shall have the right to vote. See "Item 11 Security Ownership of Certain Beneficial Owners and Management."

         The Company and the Foundation have entered into a Registration Rights Agreement dated May 17, 2000, and as amended on October 9, 2000 which granted certain registration rights to the Foundation for the shares of Common Stock of the Company to be issued to the Foundation upon conversion of the Series A and Series B Preferred Stock.

         The Foundation, Charles Brister, former President and Chief Executive Officer of the Company and currently Chairman of the Board, and Richard N. Jones, a former officer of the Company, entered into a Voting Agreement dated May 17, 2000 which grants to the Foundation the right to vote an aggregate of 581,931 shares of Common Stock owned by Messrs. Brister and Jones until the earlier of May 1, 2015 or such date that the Foundation does not own any capital stock of the Company.

         In connection with the sale of the Series A Preferred Stock to the Foundation and the restructuring of the Term Note, Blair L. benGerald, a former director of the Company, and an Almoner with the Office of the Presiding Priest of Faith Works Mission, and His Successors, a Corporation Sole registered as a church at Nevada, acted as an intermediary. An honorarium characterized as a tithe and alms bestowal in the amount of $340,000 was delivered in May 2000 to Blair L. benGerald by the Company for his services and in his capacity as a Presiding Priest of the Faith Works Mission. Additionally, in connection with the Company's sale of the Series B Preferred Stock to the Foundation, Blair L. benGerald also acted as an intermediary and received in October 2000 $500,000, and in November 2000 $100,000, from the Company for his services and in his capacity as Office of the Presiding Almoner of First Fruits Mission, and His Successors, a Corporation Sole.

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                            Description of Exhibit
--------------  ----------------------------------------------------------------
2.1*            Agreement  and Plan of  Merger,  dated  April 16,  1996,  by and between Sarah Acquisition Corporation and the Company.
2.2*            Stock Purchase  Agreement,  dated January 16, 1996, by and among
                Halter Financial Group, Inc. on behalf of the Company, Brister's
                Thunder Karts,  Inc., and Charles  Brister  (Schedules have been omitted, but will be furnished to the Commission upon request).
2.3*            Amendment to Stock Purchase Agreement,  dated March 15, 1996, by and among Halter Financial Group, Inc. on behalf of the Company,
                Brister's  Thunder Karts,  Inc., and Charles Brister  (Schedules
                have been omitted,  but will be furnished to the Commission upon request).
2.4*            Stock  Purchase  Agreement,  dated October 4, 1996, by and among the Company,  USA Industries,  Inc., Jerry Michael Allen, Angela
                T. Allen,  Johnny C. Tucker, and Carol Y. Tucker (Schedules have been  omitted,  but will be  furnished  to the  Commission  upon request).
2.5*            Consulting  Agreement,  dated  January 16, 1996,  by and between
                Halter Financial Group, Inc. and Sarah Acquisition Corporation.
3.1*            Articles of Incorporation of the Company.
3.2*            Bylaws of the Company.
3.3*            Certificate to Decrease Authorized Shares of Common Stock, dated
                March 12, 1997.
3.4+            Amended and  Restated  Bylaws of the Company  effective  May 16,
                2000.
3.5+            Certificate   of   Amendment  to  the   Company's   Articles  of
                Incorporation  as filed on  January  19,  2001  with the  Nevada
                Secretary of State.
4.1*            Specimen of Common Stock Certificate.

4.2*            Form of Warrant Agreement covering the Warrants.
4.3*            Form of  Redeemable  Common Stock  Purchase  Warrants  issued in connection with the sale of the Warrants.
4.4*            Form of Redeemable  Common Stock Purchase  Warrant issued in the
                Company's private offering of Units, completed November 15, 1996
                (the "1996 Warrants").
4.5*            Form of Common Stock  Purchase  Warrant  issued in the Company's offering of Units  pursuant to Rule 504,  completed July 2, 1996
                (the "Class A Warrants").
4.6*            Certificate  of  Designation  Establishing  Series of  Preferred
                Stock,  filed with the  Secretary of State of Nevada on November
                15, 1996.
4.7*            Specimen of Convertible Preferred Stock Certificate.
4.8***          Form of Stock Warrant  issued on March 8, 1999 to KBK Financial,
                Inc.
4.9****         Certificate  of  Designation,   Preferences  and  Rights  of  9%
                Cumulative  Convertible Preferred Stock filed with the Secretary of State of Nevada on May 3, 1999.
4.10+           Certificate of Designation Establishing Series B Preferred Stock
                of the Company filed with the Secretary of State of the State of
                Nevada on October 6, 2000.
4.11+           Certificate of Designation Establishing Series A Preferred Stock
                of the  Company  as  filed  on May  17,  2000  with  the  Nevada
                Secretary of State.
9.1+            Voting Agreement dated as of May 17, 2000, executed by and among the Company,  the Schlinger  Foundation  ("Schlinger"),  Charles
                Brister and Richard N. Jones.
10.1*           Lease Agreement,  dated March 18, 1996, by and between Northpark
                Properties, L.L.C. and the Company.
10.2*           License  Agreement,  dated  March 15,  1996,  by and between the
                Company and Charles Brister.
10.3*           Addendum "A" to License Agreement,  dated March 15, 1997, by and between the Company and Charles Brister.
10.4*           Royalty  Agreement,  dated  March 15,  1997,  by and between the
                Company and Charles Brister.
10.5*           $1,000,000  Subordinated  Promissory Note, dated March 15, 1996, payable to Charles Brister, executed by Brister's Thunder Karts,
                Inc., as maker.
10.6*           $200,000  Promissory  Note,  dated  April 1,  1996,  payable  to
                Charles Brister, executed by the Company, as maker.
10.7*           Commercial Security Agreement,  by and among Charles Brister, as secured party,  Brister's Thunder Karts, Inc., as borrower,  and
                Robert W. Bell and Gary C. Evans, as pledgors.
10.8*           $2,000,000 Promissory Note, dated March 15, 1996, payable to The
                Schlinger Foundation,  executed by the Company, as maker, and by
                Brister's Thunder Karts, Inc., as pledgor.
10.9*           Commercial  Security  Agreement,  by  and  among  The  Schlinger
                Foundation,  as secured  party,  the Company,  as borrower,  and
                Brister's Thunder Karts, Inc., as pledgor.
10.10*          Vendor  Agreement,  dated June 5, 1996, by and between  Wal-Mart
                Stores, Inc. and Brister's Thunder Karts, Inc.
10.11*          Vendor  Agreement,  dated  September  30,  1996,  by and between
                Wal-Mart Stores, Inc. and USA Industries, Inc.
10.12*          Floor Plan  Agreement,  dated  September  9, 1996,  by and among
                Deutsche  Financial  Services  Corporation,   the  Company,  and
                Brister's Thunder Karts, Inc.
10.13*          Guaranty of Vendor,  dated  September  9, 1996,  executed by the
                Company and Brister's  Thunder Karts,  Inc. in favor of Deutsche
                Financial Services Corporation.
10.14*          Employment Agreement,  as amended,  dated March 15, 1996, by and between the Company and V. Lynn Graybill.
10.15*          Consulting  Engagement  Letter,  dated February 19, 1997, by and between Charles Brister, as consultant, and the Company.
10.16*          Letter  Agreement,  dated January 21, 1997, by and between Bobby
                Labonte, as national spokesman for the Company, and the Company.
10.17*          Consulting  Agreement,  dated March 16, 1997, by and between the
                Company and Halter Financial Group, Inc.
10.18*          Form of  Private  Placement  Subscription  Participation  Option
                Notice,  dated March 6, 1997, relating to the Company's November
                1996 private offering.

10.19* $300,000 Universal Note, dated August 13, 1996, payable to Deposit Guaranty National Bank, executed by Brister's Thunder Karts, Inc., as borrower.
10.20* Security Agreement, dated August 13, 1996, by and between Brister's Thunder Karts, Inc., as debtor, and Deposit Guaranty National Bank, as secured party, relating to the $300,000 Universal Note referenced as Exhibit 10.19.
10.21* Collateral Pledge Agreement, dated August 13, 1996, by Brister's Thunder Karts, Inc., as pledgor, relating to the $300,000 Universal Note referenced as Exhibit 10.19.
10.22* Guaranty, dated August 13, 1996, executed by the Company, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and Brister's Thunder Karts, Inc., as borrower, relating to the $300,000 Universal Note referenced as Exhibit 10.19.
10.23* $500,000 Loan Agreement, dated October 1, 1996, by and between USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
10.24* $500,000 Universal Note, dated October 1, 1996, by and between USA Industries, Inc., as borrower, and Deposit Guaranty National Bank, as lender.
10.25* Security Agreement, dated October 1, 1996, by and between USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
10.26* Financing Statement, by and between USA Industries, Inc., as debtor, and Deposit Guaranty National Bank of Louisiana, as secured party, relating to the Universal Note referenced as
                Exhibit 10.24.
10.27* Guaranty, dated October 1, 1996, executed by Karts International Incorporated, as guarantor, for the benefit of Deposit Guaranty National Bank, as lender, and USA Industries, Inc., as borrower, relating to the $500,000 Universal Note referenced as Exhibit 10.24.
10.28* Placement Agency Agreement, dated November 8, 1996, by and between the Company and Argent Securities, Inc.
10.29* Option Agreement, dated March 15, 1996, by and between Charles Brister, as seller, and Brister's Thunder Karts, Inc., as Purchaser.
10.30* Lease of Commercial Property, dated September 27, 1995, by and between Charles Brister, as lessor, and Brister's Thunder Karts, Inc., as lessee, as amended by that certain Amended Lease of Commercial Property, dated November 30, 1995, as amended by that certain First Amendment to Lease of Commercial Property, dated March 15, 1996.
10.31* Non-Competition Agreement, dated March 15, 1996, by and between Charles Brister and the Company.
10.32* Non-Competition Agreement (Louisiana), dated March 15, 1996, by and between Charles Brister and the Company.
10.33* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the July 1996 Stock Option Plan.
10.34* Form of Non-Qualified Stock Option Agreement between the Company and the participants in the January 1997 Stock Option Plan.
10.35* Escrow Agreement, dated March 31, 1996, between Halter Financial Group, Inc., Securities Transfer Corporation and the Company.
10.36* Letter Agreement between Brister's Thunder Karts, Inc. and Deposit Guaranty National Bank extending the maturity date of the $300,000 Universal Note referenced in Exhibit 10.19.
10.37* Letter Agreement between The Schlinger Foundation and the Company, dated August 28, 1997, regarding the conversion of $1 million of the principal amount of the Schlinger Note into 250,000 shares of Common Stock.
10.38** Employment Agreement, dated January 30, 1998, by and between the Company and Robert M. Aubrey.
10.39*** Loan Agreement dated September 28, 1998 by and between the Company and KBK Financial, Inc.

10.40***        First  Amendment  to Loan  Agreement  dated March 8, 1999 by and between the Company, USA Industries,  Inc. ("USA"), KINT, L.L.C.
                ("KINT"),  Brister's Thunder Karts,  Inc.  ("Brister's") and KBK
                Financial, Inc.
10.41***        Revolving Credit Promissory Note (Inventory) dated March 8, 1999 executed in favor of KBK Financial, Inc. by the Company.
10.42***        Revolving  Credit  Promissory Note (Accounts  Receivable)  dated
                March 8, 1999  executed in favor of KBK  Financial,  Inc. by the
                Company.
10.43****       Loan  Agreement  dated  June 3, 1999  between  the  Company  and
                Schlinger.
10.44****       Convertible Term Note dated June 3, 1999 in the principal amount of $1.5 million executed by Company and payable to Schlinger.
10.45****       Security  Agreement  dated  June 3,  19999  by and  between  the
                Company and Schlinger.
10.46****       Waiver and First Amendment to Loan Agreement dated July 12, 1999 by and between the Registrant and Schlinger.
10.47+          Employment  Agreement dated June 1, 2000 between the Company and
                Charles Brister.
10.48+          Amendment  No.  1  dated  October  23,  2000  to the  Employment
                Agreement  dated June 1, 2000  between  the  Company and Charles
                Brister.
10.49+          Amended and Restated Loan Agreement dated May 17, 2000, executed by the Company, as Borrower, and Schlinger, as Lender.
10.50+          Promissory  Note dated May 17, 2000 in the  principal  amount of
                $2.5 million payable by the Company to Schlinger.
10.51+          Amended and Restated  Guaranty  dated May 17, 2000,  executed by
                Straight Line  Manufacturing,  Inc., a subsidiary of the Company
                ("SLM"),  to guarantee payment of the Note referenced in Exhibit
                10.50.
10.52+          Amended and Restated  Guaranty  dated May 17, 2000,  executed by
                USA Industries, Inc., a subsidiary of the Company ("USA") to guarantee payment of the Note referenced in Exhibit 10.50.
10.53+          Amended and Restated  Guaranty  dated May 17, 2000,  executed by
                KINT, L.L.C., a subsidiary of the Company ("KINT") to guarantee payment of the Note referenced in Exhibit 10.50.
10.54+          Amended and Restated  Guaranty  dated May 17, 2000,  executed by
                Brister's  Thunder  Karts,  Inc.,  a  subsidiary  of the Company
                ("Brister's")  to guarantee  payment of the Note  referenced  in
                Exhibit 10.50.
10.55+          Amended and Restated Pledge and Security Agreement dated May 17,
                2000, executed by the Company in favor of Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.50.
10.56+          Amended and Restated Pledge and Security Agreement dated May 17,
                2000, executed by SLM and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.50.
10.57+          Amended and Restated Pledge and Security Agreement dated May 17,
                2000, executed by USA and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.50.
10.58+          Amended and Restated Pledge and Security Agreement dated May 17,
                2000, executed by KINT and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.50.
10.59+          Amended and Restated Pledge and Security Agreement dated May 17,
                2000, executed by Brister's and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.50.
10.60+          Stock Purchase Agreement between the Company and Schlinger dated
                May 17, 2000 regarding the sale of 4,000,000  shares of Series A
                Preferred Stock of the Company to Schlinger for an aggregate purchase price of $3,000,000 (exhibits and schedules omitted).
10.61+          Registration Rights Agreement dated as of May 17, 2000, executed by the Company and Schlinger.
10.62+          Stock  Purchase  Agreement  dated  October 9, 2000  between  the
                Company and the Schlinger Foundation in connection with the purchase by Schlinger of 73,333 shares of Series B Preferred
                Stock of the Company for an aggregate purchase price of $5,500,000 (exhibits and schedules omitted).

10.63+ Stock Purchase Agreement between the Company and the Schlinger Foundation dated November 28, 2000 regarding the purchase by the Foundation of 14,667 shares of Series B Preferred Stock of the Company for an aggregate purchase price of $1,100,000.
10.64+ License Agreement dated August 1, 2000 between the Company and Charles Brister providing for the Company to use the pedal override and clutch lube systems on its products held under certain patent rights by Charles Brister.
10.65+ License Agreement dated October 10, 2000 between Charles Brister and the Company to market safety fuel tank and filler cap apparatus which is held under certain patent rights by Charles Brister.
10.66+ License Agreement between Polaris Industries and the Company dated January 6, 2000.
10.67+ Amendment No. 1 to Registration Rights Agreement dated October 9, 2000 by and among the Company and Schlinger.

21.1***         Subsidiaries of the Company.
27.1+           Financial Data Schedule

---------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (SEC File No. 333-24145) and incorporated by reference herein.
** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the U.S. Securities and Exchange Commission on March 30, 1998.
*** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
**** Previously filed as an exhibit to the Company's Current Report on Form 8-K with the Commission on July 28, 1999 reporting an event which occurred on June 30, 1999.

+     Filed herewith.

(b) Reports on Form 8-K: On December 19, 2000, the Registrant filed a Current Report on Form 8-K reporting the results of the shareholder votes at the annual meeting of shareholders held on December 12, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

KARTS INTERNATIONAL INCORPORATED
          (Registrant)


By:  /s/ Timotheus James benHarold          By:   /s/ Edward Cook
   -------------------------------------       ---------------------------------
   Timotheus James benHarold, President,       Edward Cook, Vice President and
   Chief Executive Officer and Director        Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                  Title                             Date

  /s/ Charles Brister              Chairman of the Board and     March 29, 2001
-------------------------------    Director
Charles Brister

  /s/ Timotheus James benHarold    President, Chief Executive    March 29, 2001
-------------------------------    Officer and Director
Timotheus James benHarold

  /s/ Edward Cook                  Vice President and Chief      March 29, 2001
-------------------------------    Financial Officer
Edward Cook

  /s/ Geoffrey Craig benRichard    Vice President of Legal       March 29, 2001
-------------------------------    Affaires, Secretary and
Geoffrey Craig benRichard          Director

                               KARTS INTERNATIONAL
                                  INCORPORATED
                                AND SUBSIDIARIES

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999








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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2000 and 1999                                        F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 2000 and 1999                          F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2000 and 1999                          F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                          F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Karts International Incorporated

We have audited the accompanying consolidated balance sheets of Karts International Incorporated (a Nevada corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Karts International Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    S. W. HATFIELD, CPA
Dallas, Texas
March 1, 2001

                      Use our past to assist your future sm
(secure mailing address)                             (physical delivery address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-3


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                                2000            1999
                                                           ------------    ------------
Current assets
   Cash on hand and in bank                                $    232,593    $    399,639
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $45,250 and $198,065, respectively                  2,392,290       2,485,561
     Other                                                       11,433          16,473
   Inventory                                                  4,113,038       2,214,678
   Prepaid expenses                                             646,137         350,606
                                                           ------------    ------------
     Total current assets                                     7,395,491       5,466,957
                                                           ------------    ------------

Property and equipment - at cost                              3,237,367       2,458,695
   Accumulated depreciation                                    (837,209)       (522,023)
                                                           ------------    ------------
                                                              2,400,158       1,936,672
   Land                                                          32,800          32,800
                                                           ------------    ------------
     Net property and equipment                               2,432,958       1,969,472
                                                           ------------    ------------

Other assets
   Deposits and other                                            21,342          27,349
   Note receivable                                                 --           415,685
   Option to acquire an unrelated entity                           --           138,001
   Costs to facilitate loans, net of accumulated
     amortization of approximately $49,182 and
     $9,650, respectively                                       256,346          23,436
   Covenant not to compete, net of accumulated
     amortization of approximately $72,222 and
     $38,889, respectively                                       27,778          61,111
   Organization costs, net of accumulated amortization
     of approximately $104,542 and $82,691, respectively          4,713          26,564
                                                           ------------    ------------
     Total other assets                                         310,179         692,146
                                                           ------------    ------------

TOTAL ASSETS                                               $ 10,138,628    $  8,128,575
                                                           ============    ============


                                  - Continued -



The accompanying notes are an integral part of these consolidated financial statements.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                      2000            1999
                                                 ------------    ------------
Current liabilities
   Notes payable to banks and others             $       --      $  2,724,005
   Notes payable to affiliates                        150,000         229,395
   Current maturities of long-term debt                56,025          57,482
   Accounts payable - trade                         2,940,788       2,068,404
   Other accrued liabilities                        1,005,473         587,502
   Accrued interest payable                            85,092          18,523
   Accrued dividends payable                          257,147            --
   Federal and State income taxes payable              45,100            --
                                                 ------------    ------------
     Total current liabilities                      4,539,625       5,685,311
                                                 ------------    ------------

Long-term liabilities
   Notes payable, net of current maturities
     Long-term debt, net of current maturities        269,878         266,100
     Banks and individuals                          2,500,000       1,500,000
                                                 ------------    ------------
     Total liabilities                              7,309,503       7,451,411
                                                 ------------    ------------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     5,638,000 and 1,550,000 issued and
      outstanding, respectively                         5,638           1,550
   Common stock - $0.001 par value
     14,000,000 shares authorized;
     7,498,392 and 5,574,298 shares
     issued and outstanding, respectively               7,498           5,574
   Additional paid-in capital                      24,976,651      15,611,373
   Accumulated deficit                            (22,160,754)    (14,941,333)
                                                 ------------    ------------
     Total shareholders' equity                     2,829,125         677,164
                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 10,138,628    $  8,128,575
                                                 ============    ============




The accompanying notes are an integral part of these consolidated financial statements.


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           December 31, 2000 and 1999


                                                                2000            1999
                                                           ------------    ------------
Revenues
   Kart sales - net                                        $  8,854,343    $ 11,997,785
                                                           ------------    ------------

Cost of sales
   Purchases                                                  7,736,778       7,979,959
   Direct labor                                                 882,846       1,314,202
   Other direct costs                                         2,299,001       2,036,030
                                                           ------------    ------------
     Total cost of sales                                     10,918,625      11,330,191
                                                           ------------    ------------

Gross profit                                                 (2,064,282)        667,594
                                                           ------------    ------------

Operating expenses
   Research and development expenses                            127,377           7,775
   Selling expenses                                             488,564         459,253
   General and administrative expenses
     Salaries and related costs                               1,317,476       1,194,002
     Other operating expenses                                 1,329,276         974,389
   Depreciation and amortization                                182,885         139,976
                                                           ------------    ------------
     Total operating expenses                                 3,445,578       2,775,395
                                                           ------------    ------------

Loss from operations                                         (5,509,860)     (2,107,801)
                                                           ------------    ------------

Other income (expense)
   Interest expense                                            (702,907)       (396,219)
   Expiration of option to acquire another entity              (138,001)           --
   Write off of uncollectible note receivable                  (425,060)           --
   Write off of obsolete inventory                              (51,385)           --
   Interest and other income                                     56,650         155,314
                                                           ------------    ------------

Loss before income taxes                                     (6,770,563)     (2,348,706)

Provision for income taxes                                      (52,304)        (17,144)
                                                           ------------    ------------

Net loss                                                     (6,822,767)     (2,365,850)

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive income                                       $ (6,822,767)   $ (2,365,850)
                                                           ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                   $      (0.98)   $      (0.42)
                                                           ============    ============

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted      6,956,046       5,574,298
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999

                                                                                                  Additional
                                           Preferred Stock                 Common Stock            paid-in        Accumulated
                                        Shares         Amount         Shares         Amount        capital          deficit
                                     ------------   ------------   ------------   ------------   ------------    ------------
Balances at January 1, 1999                  --     $       --        5,574,298   $      5,574   $ 14,377,782    $(12,575,483)

Sale of Preferred Stock                 1,550,000          1,550           --             --        1,548,450            --
   Less amounts related to costs
   and expenses of raising capital           --             --             --             --         (314,859)           --

Net loss for the year                        --             --             --             --             --        (2,365,850)
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balances at December 31, 1999           1,550,000          1,550      5,574,298          5,574     15,611,373     (14,941,333)

Sale of common stock                         --             --        1,639,995          1,640        613,360            --
   Less amounts related to costs
   and expenses of raising capital           --             --             --             --          (50,500)           --

Sale of preferred stock                 4,088,000          4,088           --             --        9,595,912            --
   Less amounts related to costs
   and expenses of raising capital           --             --             --             --         (877,644)           --

Common stock issued for
   Partial settlement of
   accounts payable                          --             --           59,077             59         14,710            --
   Payment of preferred
   stock dividends                           --             --          225,022            225         69,532            --

Dividends paid or payable on
   preferred stock                           --             --             --             --             --          (396,654)

Net loss for the year                        --             --             --             --             --        (6,822,767)
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balances at December 31, 2000           5,638,000   $      5,638      7,498,392   $      7,498   $ 24,976,743    $(14,941,333)
                                     ============   ============   ============   ============   ============    ============

                                         Total
                                     ------------

Balances at January 1, 1999          $  1,807,873

Sale of Preferred Stock                 1,550,000
   Less amounts related to costs
   and expenses of raising capital       (314,859)

Net loss for the year                  (2,365,850)
                                     ------------

Balances at December 31, 1999             677,164

Sale of common stock                      615,000
   Less amounts related to costs
   and expenses of raising capital        (50,500)

Sale of preferred stock                 9,600,000
   Less amounts related to costs
   and expenses of raising capital       (877,644)

Common stock issued for
   Partial settlement of
   accounts payable                        14,769
   Payment of preferred
   stock dividends                         69,757

Dividends paid or payable on
   preferred stock                       (396,654)

Net loss for the year                  (6,822,767)
                                     ------------

Balances at December 31, 2000        $  2,829,125
                                     ============


The accompanying notes are an integral part of these consolidated financial statements.


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 2000 and 1999


                                                                2000           1999
                                                            -----------    -----------
Cash flows from operating activities
   Net loss for the year                                    $(6,822,767)   $(2,365,850)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
       Depreciation and amortization                            441,991        299,699
       Bad debt expense                                         109,709        135,027
       Interest income accrued on note receivable                (9,375)       (37,572)
       Expiration of option to acquire another entity           138,001           --
       Write off of uncollectible note receivable               425,060           --
       Write off of obsolete inventory                           51,385           --
       Loss on abandonment of fixed assets                        5,200           --
   (Increase) Decrease in:
     Accounts receivable-trade and other                        (11,398)      (285,960)
     Inventory                                               (1,949,745)       (84,729)
     Prepaid expenses and other                                (301,035)      (177,116)
   Increase (Decrease) in:
     Accounts payable                                           372,177       (379,899)
     Other accrued liabilities                                  982,177       (587,321)
     Income taxes payable                                        45,100           --
                                                            -----------    -----------
Net cash used in operating activities                        (6,523,520)    (3,483,721)
                                                            -----------    -----------

Cash flows from investing activities
   Cash paid for property and equipment                        (728,848)      (222,078)
   Cash paid for other assets                                   (13,778)          --
   Cash paid to acquire option to purchase another entity          --          (14,457)
                                                            -----------    -----------
Net cash used in investing activities                          (742,626)      (236,535)
                                                            -----------    -----------

Cash flows from financing activities
   Increase (decrease ) in cash overdraft                          --           (9,153)
   Net activity on bank and other lines of credit            (2,724,005)     1,159,290
   Principal payments on long-term debt                         (59,503)       (34,592)
   Cash received on debenture payable                         1,000,000      1,500,000
   Cash received on notes payable to affiliates                    --          174,279
   Cash paid on notes payable to affiliates                     (62,056)       (43,759)
   Cash paid to facilitate loans payable                       (272,442)          --
   Cash received on sale of preferred stock                   9,600,000      1,525,000
   Cash received on sale of common stock                        615,000           --
   Cash paid for brokerage and placement fees related
     to sale of preferred and common stock                     (928,144)      (314,860)
   Cash paid for preferred stock dividends                      (69,750)          --
                                                            -----------    -----------
Net cash provided by financing activities                     7,099,100      3,956,205
                                                            -----------    -----------

Increase (decrease) in cash                                    (167,046)       235,949

Cash at beginning of year                                       399,639        163,690
                                                            -----------    -----------

Cash at end of year                                         $   232,593    $   399,639
                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                           December 31, 2000 and 1999


                                                            2000       1999
                                                           --------   --------
Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the year                            $596,807   $382,231
                                                           ========   ========
     Income taxes paid for the year                        $  2,064   $   --
                                                           ========   ========

Supplemental disclosure of non-cash
   investing and financing activities

     Vehicles and equipment purchased with notes payable   $ 61,824   $ 80,479
                                                           ========   ========

     Settlement of accounts payable with common stock      $ 14,769   $   --
                                                           ========   ========

     Preferred stock dividends paid with common stock      $ 69,757   $   --
                                                           ========   ========








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

The Company operates through four (4) wholly-owned subsidiaries, Brister's Thunder Karts, Inc., USA Industries, Inc., KINT, L. L. C. and Straight Line Manufacturing, Inc.

Brister's Thunder Karts, Inc. (Brister's) (a Louisiana corporation) and USA Industries, Inc. (USA) (an Alabama corporation) manufacture and sell "fun karts" through dealers, distributors and mass merchandisers.

KINT, L.L.C. (KINT) (a Louisiana limited liability corporation) was formed as a sales and marketing company focusing on the sale of customized promotional "fun karts" to various national companies. This subsidiary initially conducted business operations under the trade name of "Bird Promotions". In March 1999, Company management ceased these operations and consolidated these sales and marketing efforts within other operating subsidiaries of the Company. During 2000, Company management commenced all operations relating to fun karts utilizing the Polaris Industries, Inc. logo within this subsidiary.

Straight Line Manufacturing, Inc. (a Michigan corporation) (Straight Line) principally manufactured large, full suspension "fun karts". During 2000, all operations formerly contained within Straight Line were transferred to other subsidiaries of the Company.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE B - GOING CONCERN UNCERTAINTY

During the five years ended December 31, 2000, the Company has experienced cumulative net losses from operations and has utilized cash in operating activities of approximately $13,000,000. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

During 2000, the Company received $615,000 and $9,600,000 in private transactions from the sale of common and preferred stock, respectively, to support Year 2000 operations and retire certain short-term lines of credit from a non-financial institution lender.

Further, during the first quarter of 2000, the Company acquired an exclusive OEM licensing agreement to manufacture a line of "sport karts" from Polaris Industries, Inc., a domestic manufacturer of personal watercraft and off-road vehicles.

The Company restructured its management during the third and fourth quarter of 2000, which it believes will assist in the refocusing of the Company on operations with greater opportunity for profitability and is exploring other opportunities to provide revenues outside its core "fun kart" business to compensate for seasonal slowdowns.

Current management is of the opinion that these events will allow for the provision of adequate liquidity for the subsequent 12 month period. However, if necessary, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of December 31, 2000 and 1999, inventory consisted of the following components:

                                                   2000            1999
                                               -----------     -----------
         Raw materials                         $ 3,320,953     $ 1,701,639
         Work in process                           231,587         167,633
         Finished goods                            560,498         345,406
                                               -----------     -----------

                                               $ 4,113,038     $ 2,214,678
                                               ===========     ===========

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of December 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE D - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the year ended December 31, 2000 and 1999, the Company and its subsidiaries had credit risk exposures in excess of the FDIC coverage as follows:

                                             Highest    Lowest    Number of days
                     Entity                 exposure   exposure    with exposure
        --------------------------------    --------   --------   --------------
Year ended December 31, 2000
----------------------------
        Karts International Incorporated    $129,619   $  6,163          14
          Brister's Thunder Karts, Inc.     $670,193   $    328         180
              USA Industries, Inc.          $150,392   $  1,360          29

Year ended December 31, 1999
----------------------------
        Karts International Incorporated    $155,329   $  5,683          31
          Brister's Thunder Karts, Inc.     $585,601   $    968         139
              USA Industries, Inc.          $181,416   $    400         114

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE D - CONCENTRATIONS OF CREDIT RISK - Continued

Through May 2000, the Company utilized a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary for the benefit of its then primary non-financial institution lender.

The Company uses a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through December 31, 2000. As of December 31, 2000 and 1999, respectively, the Company had an unsecured outstanding reverse repurchase agreement of approximately $-0- and $368,039, respectively. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components:

                                                                    Estimated
                                          2000           1999      useful life
                                       ----------    ----------   -------------

         Building and improvements     $1,062,797    $1,030,269   5 to 25 years
         Equipment                      1,679,121     1,071,416   5 to 10 years
         Transportation equipment         240,607       218,618   3 to  5 years
         Furniture and fixtures           254,842       138,392     5 years
                                       ----------    ----------
                                        3,237,367     2,458,695
         Accumulated depreciation        (837,209)     (522,023)
                                       ----------     ---------
                                        2,400,158     1,936,672
         Land                              32,800        32,800
                                       ----------   -----------

         Net property and equipment    $2,432,958    $1,969,472
                                       ==========     =========

Total depreciation expense charged to operations for the years ended December 31, 2000 and 1999 was approximately $321,986 and $233,282, respectively.

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

During the fourth quarter of 2000, the Company became aware that the maker of the note was insolvent and that the ultimate realization of the note was doubtful. Accordingly, the note balance was charged to operations as of December 31, 2000.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

During the fourth quarter of 2000, the Company became aware of the insolvency of the target company and, accordingly, provided for the abandonment and expiration of this option as of December 31, 2000 in the accompanying statement of operations.

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

As of December 31, 2000 and 1999, respectively, an aggregate of approximately $-0- and $2,724,005 was outstanding on these lines of credit and term notes. The notes required the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender.

The notes bore interest at the Lender's Base Rate plus 3.0% (11.50% at December 31, 1999). Further, the Agreement required a payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE H - NOTES PAYABLE TO BANKS AND OTHERS - Continued

A recap of notes payable consist of the following:

                                                             2000        1999
                                                          ----------  ----------
         Accounts receivable line of credit               $     --    $1,724,915
         Inventory line of credit                               --       999,090
                                                          ----------  ----------

         Total notes payable                              $     --    $2,724,005
                                                          ==========  ==========

NOTE I - LONG-TERM DEBT TO RELATED PARTIES

Long-term debt consists of the following:

                                                             2000        1999
                                                          ----------  ----------
Four notes payable to the Company's Chairman
   of the Board aggregating $150,000.  Interest at
   12.0%.  Accrued interest payable monthly.
   Principal and accrued, but unpaid, interest is
   due on demand.  The notes are unsecured                $  150,000  $     --

$225,000 note payable to the Company's Chairman
   of the Board. Interest at 8.0%. Accrued interest
   payable monthly.  Principal and accrued, but
   unpaid, interest is due on demand.  The loan was
   unsecured                                                    --       212,055

$73,875 note payable to the former sole shareholder
   of Straight Line. Interest at 6.0%.  Principal only
   payment of $15,000  payable by January  31,  1999.
   Remaining principal and all accrued, but unpaid,
   interest is payable subject to the settlement of
   a product liability lawsuit against Straight Line
   Manufacturing, Inc. incurred prior to the Company's
   acquisition of Straight Line.  If the lawsuit is settled
   prior to March 31, 1999; 50.0% of the principal and
   all accrued,  but unpaid,  interest  will be due on
   October 1, 1999 and the balance will be due and payable
   on March  31,  2000.  If the lawsuit is settled between
   March 31, 1999 and March 31, 2000,  all principal
   and accrued, but unpaid,  interest will be due and
   payable 210 days after the lawsuit settlement date
   or March 31,  2000,  which ever is earlier.  If the
   lawsuit is settled after March 31, 2000, all principal
   and accrued, but unpaid, interest is due and payable
   30 days after the lawsuit settlement date.                   --        17,340
                                                          ----------  ----------

     Total related party long-term debt                   $  150,000  $  229,395
                                                          ==========  ==========


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - LONG TERM DEBT TO BANKS AND OTHERS

Long-term  debt payable to banks and others consist of the following at December
31, 2000 and 1999:

                                                                                 2000             1999
                                                                             -----------      -----------
$22,678 capital lease payable to a finance company.
   Interest at 7.86%.  Payable in monthly installments
   of approximately $2,144, including accrued interest.
   Final payment due in April 2000.  Collateralized by
   equipment owned by Karts International Incorporated.                             --              6,792

Twocapital leases payable to a finance company
   aggregating $52,812.  Interest at 7.13% and 7.41%,
   respectively. Payable in monthly installments totaling
   approximately  $1,049,  including  accrued  interest.
   Final  payments due in August and September 2005,
   respectively. Collateralized by equipment owned by
   Karts International Incorporated.                                              49,701             --

Twocapital leases payable to a finance company
   aggregating  $9,011.  Interest at 28.83% and 16.95%,
   respectively. Payable in monthly installments totaling
   approximately $381, including accrued interest. Final
   payments due in November and June 2003, respectively.
   Collateralized by computer equipment owned by Karts
   International Incorporated.                                                     8,995             --

$20,770 installment note payable to a bank.  Interest
   at 7.75%.  Payable in monthly installments of
   approximately $419, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.                                6,748           11,071

$23,122 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $726, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   a vehicle owned by Brister's Thunder Karts, Inc.                                2,155           10,324

$17,829 installment note payable to a bank.  Interest at 8.25%.
   Payable in monthly installments of approximately $561,
   including accrued interest.  Final maturity in January 2002.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.              6,947           14,077



                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - LONG TERM DEBT TO BANKS AND OTHERS - Continued

Long-term  debt payable to banks and others consist of the following at December
31, 2000 and 1999:

                                                                                  2000              1999
                                                                             ------------      ------------
$20,000 installment note payable to a bank.  Interest at 8.0%.
   Payable in monthly installments of approximately $406,
   including accrued interest.  Final maturity in June 2004.
   Collateralized by a vehicle owned by Brister's Thunder Karts, Inc.              14,802            18,322

$20,000 installment note payable to a bank.  Interest at 8.0%.
   Payable in monthly installments of approximately $406, including accrued interest.  Final maturity in July 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                             15,092            18,587

$22,650 installment note payable to a bank.  Interest at 8.5%.
   Payable in monthly installments of approximately $466, including accrued interest.  Final maturity in October 2004.  Collateralized
   by a vehicle owned by Brister's Thunder Karts, Inc.                             17,849            21,706

$240,020 mortgage note payable to a bank.  Interest
   at the Bank's Commercial Base Rate (9.25% at
   December 31, 1998).  Payable in monthly installments
   of approximately $2,626, including accrued interest.
   Final maturity in August 2010.  Collateralized by
   land and a building owned by USA Industries, Inc.                              196,441           205,598

$18,198 installment note payable to a bank.  Interest
   at 8.25%.  Payable in monthly installments of
   approximately $572, including accrued interest.
   Final maturity in March 2001.  Collateralized by
   transportation equipment owned by USA
   Industries, Inc.                                                                 1,672             8,110

$14,000 installment note payable to an equipment
   finance company. Payable in monthly installments
   of approximately $345, including accrued interest.
   Final maturity in May 2002.  Collateralized by
   equipment owned by USA Industries, Inc.                                          5,501             8,995
                                                                             ------------      ------------

     Total long-term debt to banks and individuals                                325,904           323,582

     Less current maturities                                                      (56,025)          (57,482)
                                                                             ------------      ------------

     Long-term portion                                                       $    269,879      $    266,100
                                                                             ============      ============


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE J - LONG TERM DEBT TO BANKS AND OTHERS - Continued

Future maturities of long-term debt are as follows:

                                                       Year ending
                                                       December 31,     Amount
                                                       ------------    --------
                                                           2001        $ 56,025
                                                           2002          45,417
                                                           2003          44,657
                                                           2004          38,780
                                                           2005          28,260
                                                        2006 - 2010     112,765
                                                                       --------

                                                          Totals       $325,904
                                                                       ========

NOTE K - DEBENTURE PAYABLE

On June 3, 1999, the Company consummated a $1.5 million convertible loan transaction with The Schlinger Foundation (the "Foundation"), who is also a shareholder in the Company. The Foundation also purchased 500,000 shares of 9% Preferred Stock at a price of $1.00 per share in the Company's private offering consummated on June 30, 1999. For his assistance to the Company in arranging this financing with the Foundation and others, the Company paid Blair L. benGerald, a former director of the Company, $205,000. Mr. Blair L. benGerald was not an officer or director of the Company when he received this payment. On May 17, 2000, the Company and The Foundation entered into an Amended and Restated Loan Agreement which provided for the additional loan of $1,000,000 to the Company at an interest rate equal to 3% plus the prime rate as quoted in The Wall Street Journal. Interest is payable on the $2.5 million Amended and Restated Term Note ("Term Note") monthly as it accrues commencing on June 30, 2000 and continuing on the last day of each successive month thereafter during the term of the Term Note with the principal of the Term Note being payable in one installment of unpaid principal and accrued unpaid interest on May 17, 2005. The Term Note is secured with guaranty agreements by each of the Company's wholly-owned subsidiaries, Straight Line Manufacturing, Inc., USA Industries, Inc., KINT, L.L.C. and Brister's Thunder Karts, Inc. Additionally, the Company and each of its subsidiaries have pledged substantially all of their assets as additional collateral for the Term Note.

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


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2000 and 1999, respectively, are as follows:

                                          2000        1999
                                         --------    --------
       Federal:
         Current                         $   --      $(10,000)
         Deferred                            --           --
                                         --------    --------
                                             --       (10,000)
                                         --------    --------
       State:
         Current                          (52,204)     (7,144)
         Deferred                            --          --
                                         --------    --------
                                          (52,204)     (7,144)
                                         --------    --------

         Total                           $(52,204)   $(17,144)
                                         ========    ========

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $11,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the years ended December 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    2000           1999
                                                                -----------    -----------
Statutory rate applied to earnings (loss) before income taxes   $(2,319,741)   $  (798,560)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             (52,204)        (7,144)
     Other, including reserve for deferred tax asset              2,319,741        788,560
                                                                -----------    -----------

       Income tax expense                                       $   (52,204)   $   (17,144)
                                                                ===========    ===========


NOTE M - RELATED PARTY TRANSACTIONS

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's Chairman of the Board, in addition to being a Company shareholder and director. Concurrent with the 1996 closing of the acquisition of Brister's, the Company and the former owner executed a lease agreement for a primary two-year term which expiring in 1998 and an additional two-year renewal extension which has expired as of September 30, 2000. The Company currently occupies its primary manufacturing facility on a month-to-month lease at a monthly lease payment of approximately $6,025 per month. Total payments under this agreement were approximately $72,300 and $74,700 for each of the years ended December 31, 2000 and 1999, respectively.

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

NOTE N - PREFERRED STOCK

Preferred stock consists of the following as of December 31, 2000 and 1999:

                                December 31, 2000       December 31, 1999
                              ---------------------   ---------------------
                               # shares   Par Value    # shares   Par Value
                              ---------   ---------   ---------   ---------

Convertible Preferred Stock   1,550,000   $   1,550   1,550,000   $   1,550
Series A Preferred Stock      4,000,000       4,000        --          --
Series B Preferred Stock         88,000          88        --          --
                              ---------   ---------   ---------   ---------

Total                         5,638,000   $   5,638   1,550,000   $   1,550
                              =========   =========   =========   =========

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE N - PREFERRED STOCK - Continued

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

In October and November 2000, the Company sold an aggregate 88,000 shares of its Series B Preferred Stock to the Foundation for $6,600,000 or $75.00 per share. Each share of Series B Preferred Stock is convertible at the option of the holder into 200 shares of Common Stock of the Company. Each outstanding share of Series B Preferred Stock has the right to 200 votes at any meeting of the stockholders of the Company.

The Company and the Foundation have entered into a Registration Rights Agreement dated May 17, 2000, and as amended on October 9, 2000 which granted certain registration rights to the Foundation for the shares of Common Stock of the Company to be issued to the Foundation upon conversion of the Series A and Series B Preferred Stock.

NOTE O - COMMON STOCK TRANSACTIONS

During the first six months of 2000, the Company sold an aggregate 1,639,995 shares of restricted, unregistered common stock pursuant to a private placement memorandum for gross proceeds of approximately $613,360. Each share was accompanied by a Warrant to purchase one additional share of restricted, unregistered common stock at a price of $0.50 per share. These warrants expire on May 31, 2005.

In February 2000, the Company issued 225,022 shares of restricted, unregistered common stock for the payment of the approximate $69,757 dividend payable at December 31, 1999 on the Company's Convertible Preferred Stock.

In September 2000, the Company issued approximately 59,077 shares of restricted, unregistered common stock in settlement of outstanding invoices for legal services with the Company's corporate product liability counsel in the aggregate amount of approximately $14,700, which approximates the "fair value" of the number of shares issued in this transaction.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

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

                                 Warrants        Warrants
                                originally    outstanding at
                                  issued     December 31, 2000    Exercise price
                                ----------   -----------------   ---------------

Underwriter's Warrants            155,000          155,000       $4.00 per share
1997 Warrants                   1,782,500        1,782,500       $4.00 per share
Lender's Warrants                 150,000          150,000       $0.54 per share
2000 Warrants                   1,639,995        1,639,995       $0.50 per share
                                ---------        ---------

Totals at December 31, 2000     3,727,495        3,727,495
                                =========        =========

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

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS - Continued

The options that were granted to employees during 1996 and 1997 to purchase 46,953 shares of Common Stock originally were issued at per share exercisable prices of $4.88 to $5.63 and expire periodically at various times until January 31, 2003. The exercise price of these options was reduced to $0.375 per share by the Board of Directors on August 21, 2000.

There were no exercise of any options during the years ended December 31, 2000 and 1999. The following table summarizes all options granted from 1996 to December 31, 2000.

                    Options    Options     Options     Options    Exercise price
                    granted   exercised  terminated  outstanding     per share
                   ---------  ---------  ----------  -----------  --------------
  1996 options        59,335          -      37,411       21,924      $0.375
  1997 VP options     13,334          -       6,667       6,667       $0.375
  1997 options        52,670          -      41,777      10,893       $0.375
  1998 options       265,000          -     230,000      35,000       $0.375
  1999 options       810,000          -     133,000     677,000   $0.31 - $0.688
                   ---------  ---------   ---------   ---------

  Totals           1,200,339          -     448,855     751,484
                   =========  =========   =========   =========

The weighted average exercise price of all issued and outstanding options at December 31, 2000 and 1999, respectively, was $0.35 and $1.07.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 2000 and 1999, respectively.

1998 and 2000 Stock Compensation Plan
-------------------------------------

On May 27, 1998, the stockholders of the Company approved the 1998 Stock Compensation Plan of Karts International Incorporated (the "1998 Plan") and reserved 1,000,000 shares of Common Stock for issuance under the plan. The 1998 Plan terminates on April 1, 2008 unless previously terminated by the Board. On December 12, 2000, the stockholders of the Company approved the 2000 Stock Compensation Plan (the "2000 Plan"), which initially reserves 750,000 shares of Common Stock for issuance under the 2000 Plan. The 2000 Plan was effective on October 19, 2000 and terminates on October 19, 2010. The 1998 Plan and 2000 Plan are both administered by the Compensation Committee (the "Committee") or the entire Board.

The 1998 and 2000 Plans have similar terms. Eligible participants in the both the 1998 and 2000 Plans include full time employees, directors and advisors of the Company and its subsidiaries. Options granted under the 1998 and 2000 Plans are intended to qualify as "incentive stock options" pursuant to the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not constitute incentive stock options ("nonqualified options") as determined by the Committee.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS - Continued

Under the 1998 and 2000 Plans the Company may also grant "Restricted Stock" awards. "Restricted Stock" represents shares of Common Stock issued to eligible participants under the 1998 and 2000 Plans subject to the satisfaction by the recipient of certain conditions and enumerated in the specific Restricted Stock grant. Conditions, which may be imposed, include, but are not limited to, specified periods of employment, attainment of personal performance standards or the overall performance of the Company. The granting of Restricted Stock represents an additional incentive for eligible participants under the 1998 Plan to promote the development of the Company, and may be used by the Company as another means of attracting and retaining qualified individuals to serve as employees of the Company or its subsidiaries.

Incentive stock options may be granted only to employees of the Company or a subsidiary who, in the judgment of the Committee, are responsible for the management or success of the Company or a subsidiary and who, at the time of the granting of the incentive stock option, are either an employee of the Company or a subsidiary. No incentive stock option may be granted under the 1998 Plan or 2000 Plan to any individual who would, immediately before the grant of such incentive stock option, directly or indirectly, own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company unless
(i) such incentive stock option is granted at an option price not less than one hundred ten percent (110%) of the fair market value of the shares on the date the incentive stock option is granted and (ii) such incentive stock option expires on a date not later than five years from the date the incentive stock option is granted.

The purchase price of the shares of the Common Stock offered under the 1998 and 2000 Plans must be one hundred percent (100%) of the fair market value of the Common Stock at the time the option is granted or such higher purchase price as may be determined by the Committee at the time of grant; provided, however, if an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of the shares of the Common Stock covered by such incentive stock option may not be less than one hundred ten percent (110%) of the fair market value of such shares on the day the incentive stock option is granted. If the Common Stock is listed upon an established stock exchange or exchanges, the fair market value of the Common Stock shall be the highest closing price of the Common Stock on the day the option is granted or, if no sale of the Common Stock is made on an established stock exchange on such day, on the next preceding day on which there was a sale of such stock. If there is no market price for the Common Stock, then the Board and the Committee may, after taking all relevant facts into consideration, determine the fair market value of the Common Stock.

Under the 1998 and 2000 Plans, an individual may be granted one or more options, provided that the aggregate fair market value (determined at the time the option is granted) of the shares covered by incentive options, which may be exercisable for the first time during any calendar year, shall not exceed $100,000.

Options are exercisable in whole or in part as provided under the terms of the grant, but in no event shall an option be exercisable after the expiration of ten years from the date of grant. Except in case of disability or death, no option shall be exercisable after an optionee ceases to be an employee of the Company, provided that the Committee has the right to extend the right to exercise for a period not longer than three months following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Committee may extend the exercise period for a period not in excess of one year following the date of termination of the optionee's employment.

                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

NOTE Q - STOCK OPTIONS - Continued

 If an optionee dies while in the employ of the Company and shall not have fully exercised his options, the options may be exercised in whole or in part at any time within one year after the optionee's death by the executors or administrators of the optionee's estate or by any person or persons who acquired the option directly from the optionee by bequest or inheritance.

There presently are outstanding options granted under the 1998 Plan to purchase 712,000 shares of Common Stock at prices ranging from $0.3125 to $3.50 per share, which options expire periodically from August 21, 2001 to December 31, 2005. On August 21, 2000, the Board of Directors approved lowering to $0.375 per share the exercise price on all outstanding employee options that were exercisable at a price greater than $0.375 per share. The Board believed this action was in the best interest of the Company since substantially all of the outstanding employee options were granted at per share exercisable prices significantly greater than the current market price of the Company's Common Stock, which has ranged from $.25 to $.50 per share.

As of December 31, 2000, no options have been granted under the 2000 Plan.

NOTE R - COMMITMENTS AND CONTINGENCIES

Building Lease
--------------

On May 16, 2000, the Company executed a lease agreement with the Town of Roseland Louisiana for a new production facility. The Company paid or accrued, upon execution, approximately $200,000, which constitutes 100.0% of the required lease payments for both the initial lease term from October 1, 2000 through September 30, 2007 and the option lease term from October 1, 2007 through September 30, 2009. The unamortized portion of this agreement is reflected as a component of prepaid expenses in the accompanying financial statements.

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

On October 27, 1998, the Company entered into an Employment Agreement (Agreement) with the former sole shareholder of Straight Line for the individual to serve as the President of the Straight Line subsidiary (Straight Line President). The Agreement is for a term of three (3) years with an automatic one year extension unless either the Company or the Straight Line President provides a thirty (30) day written notice not to continue the Agreement. This Agreement provides the Straight Line President with an annual base salary of $80,000. Upon execution of this Agreement, the Straight Line President received options to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to the closing bid price of the Company's common stock as quoted on the NASDAQ SmallCap market. This individual was terminated for cause during 1999 and this agreement terminated with no future benefits due to the individual.

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

On June 1, 2000, and as amended on October 23, 2000, Charles Brister and the Company executed an Amended Employment Agreement which superceded the October 19, 1999 Agreement discussed above. Under the Amended Employment Agreement, Mr. Brister will serve the Company as President and Chief Executive Officer for a period of three years beginning June 1, 2000 with an automatic one-year extension unless either the Company or Mr. Brister provides a 30-day written notice not to continue the Amended Employment Agreement. The Amended Employment Agreement provides Mr. Brister with an annual salary of $200,000 per year payable in cash in accordance with the Company's established payroll procedures, which may be increased at any time at the sole discretion of the Board of Directors of the Company. Additionally, Mr. Brister was granted 350,000 options to purchase shares of the Company's Common Stock at the closing bid price of the Company's Common Stock as of August 21, 2000. The options vest and are exercisable as follows: (a) options to purchase 100,000 shares vested on August 21, 2000 at an exercise price of $0.375 per share; (b) options to purchase 100,000 shares shall vest and be exercisable upon the second anniversary date of the Amended Employment Agreement; and (c) options to purchase 150,000 shares shall vest and be exercisable upon the third anniversary date of the Amended Employment Agreement. The options expire June 1, 2005. Additionally, Mr. Brister may be eligible to receive an annual bonus which shall be in the form of (a) options to purchase up to 50,000 shares of the Company's Common Stock, which options shall vest immediately upon issuance and shall expire five (5) years from the date of grant, and (b) cash in an amount established by an annual performance-based management bonus program which will be approved by the Board of Directors. Subject to certain exceptions, if the Amended Employment Agreement is terminated by the Company or Mr. Brister as a result of a change in control (as defined in the Amended Employment Agreement), Mr. Brister shall be entitled to a cash payment of $200,000 and the immediate vesting of all options granted but not yet vested at the effective date of such change in control, as full and final satisfaction of all obligations due and owing to Mr. Brister by the Company under the terms of the Amended Employment Agreement. Mr. Brister resigned as President and Chief Executive Officer on February 5, 2001 and was elected to serve as Chairman of the Board. This resignation voluntarily terminated this employment agreement.


                KARTS INTERNATIONAL INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE R - COMMITMENTS AND CONTINGENCIES - Continued

Letter of Credit
----------------

On March 1, 2001, the Company executed a $12,000 letter of credit in favor of a utility company to secure service to the Company's new facility in Roseland, Louisiana.

NOTE S - SIGNIFICANT CUSTOMERS

During the year ended December 31, 2000, the Company had one customer responsible for more than 10.0% of total net sales. Total sales to this entity totaled approximately 12.0% of total net sales. During 2000, the Company had no other single or related groups of customers that aggregated more than 10.0% of total net sales.

During the year ended December 31, 1999, the Company had one customer responsible for more than 10.0% of total net sales. Total sales to this entity totaled 11.0% of total net sales. During 1999, the Company had no other single or related groups of customers that aggregated more than 10.0% of total net sales.

NOTE T - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                              Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                                March 31,       June 30,      September 30,   December 31,    December 31,
                              ------------    ------------    ------------    ------------    ------------
Calendar 2000
-------------
   Net revenues               $    948,750    $  1,840,657    $  2,104,600    $  3,960,336    $  8,854,343
   Gross profit                     83,134        (387,315)       (606,539)     (1,153,562)     (2,064,282)
   Net earnings
     from operations              (540,261)     (1,068,939)     (1,697,520)     (2,203,140)     (5,509,860)
   Basic and fully
     diluted earnings
     per share                $      (0.12)   $      (0.16)   $      (0.24)   $      (0.29)   $      (0.98)
   Weighted-average
     number of shares
     issued and outstanding      5,710,904      `7,164,009       7,448,283       7,498,392       6,956,046

Calendar 1999
-------------
   Revenues                   $  1,203,359    $  2,462,403    $  3,013,124    $  5,318,899    $ 11,997,785
   Gross profit                   (169,160)        189,978         248,865         397,911         667,594
   Net earnings
     from operations              (708,387)       (340,526)       (483,516)       (630,372)     (2,162,801)
   Basic and fully
     diluted earnings
     per share                $      (0.12)   $      (0.07)   $      (0.10)   $      (0.13)   $      (0.42)
   Weighted-average
     number of shares
     issued and outstanding      5,574,298       5,574,298       5,574,298       5,574,298       5,574,298


                                INDEX TO EXHIBITS
                                -----------------

   Exhibit
   Number                           Description of Exhibit
--------------  ----------------------------------------------------------------
    3.4+        Amended and  Restated  Bylaws of the Company  effective  May 16,
                2000.
    3.5+ Certificate of Amendment to the Company's Articles of Incorporation as filed on January 19, 2001 with the Nevada Secretary of State.
    4.10+ Certificate of Designation Establishing Series B Preferred Stock of the Company filed with the Secretary of State of the State of Nevada on October 6, 2000.
    4.11+ Certificate of Designation Establishing Series A Preferred Stock of the Company as filed on May 17, 2000 with the Nevada Secretary of State.
    9.1+ Voting Agreement dated as of May 17, 2000, executed by and among the Company, the Schlinger Foundation ("Schlinger"), Charles Brister and Richard N. Jones.
   10.47+ Employment Agreement dated June 1, 2000 between the Company and Charles Brister.
   10.48+       Amendment  No.  1  dated  October  23,  2000  to the  Employment
                Agreement dated June 1, 2000 between the Company and Charles Brister.
   10.49+ Amended and Restated Loan Agreement dated May 17, 2000, executed by the Company, as Borrower, and Schlinger, as Lender.
   10.50+ Promissory Note dated May 17, 2000 in the principal amount of $2.5 million payable by the Company to Schlinger.
   10.51+ Amended and Restated Guaranty dated May 17, 2000, executed by Straight Line Manufacturing, Inc., a subsidiary of the Company ("SLM"), to guarantee payment of the Note referenced in Exhibit 10.51.
   10.52+ Amended and Restated Guaranty dated May 17, 2000, executed by USA Industries, Inc., a subsidiary of the Company ("USA") to guarantee payment of the Note referenced in Exhibit 10.51.
   10.53+ Amended and Restated Guaranty dated May 17, 2000, executed by KINT, L.L.C., a subsidiary of the Company ("KINT") to guarantee payment of the Note referenced in Exhibit 10.51.
   10.54+ Amended and Restated Guaranty dated May 17, 2000, executed by Brister's Thunder Karts, Inc., a subsidiary of the Company ("Brister's") to guarantee payment of the Note referenced in
                Exhibit 10.51.
   10.55+ Amended and Restated Pledge and Security Agreement dated May 17, 2000, executed by the Company in favor of Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.51.
   10.56+ Form of Amended and Restated Pledge and Security Agreement dated May 17, 2000, executed by SLM and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.51 (exhibits and schedules omitted).
   10.57+ Form of Amended and Restated Pledge and Security Agreement dated May 17, 2000, executed by USA and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.51 (exhibits and schedules omitted).
   10.58+ Form of Amended and Restated Pledge and Security Agreement dated May 17, 2000, executed by KINT and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.51 (exhibits and schedules omitted).
   10.59+ Form of Amended and Restated Pledge and Security Agreement dated May 17, 2000, executed by Brister's and Schlinger to secure payment of the $2.5 million Note referenced in Exhibit 10.51 (exhibits and schedules omitted).
   10.60+ Stock Purchase Agreement between the Company and Schlinger dated May 17, 2000 regarding the sale of 4,000,000 shares of Series A Preferred Stock of the Company to Schlinger for an aggregate purchase price of $3,000,000 (exhibits and schedules omitted).
   10.61+ Registration Rights Agreement dated as of May 17, 2000, executed by the Company and Schlinger.

   10.62+       Stock  Purchase  Agreement  dated  October 9, 2000  between  the
                Company and the  Schlinger  Foundation  in  connection  with the purchase  by  Schlinger  of 73,333  shares of Series B Preferred
                Stock  of  the  Company  for  an  aggregate  purchase  price  of
                $5,500,000 (exhibits and schedules omitted).
   10.63+       Stock Purchase  Agreement  between the Company and the Schlinger
                Foundation dated November 28, 2000 regarding the purchase by the
                Foundation of 14,667  shares of Series B Preferred  Stock of the
                Company for an aggregate purchase price of $1,100,000  (exhibits and schedules omitted).
   10.64+       License  Agreement  dated August 1, 2000 between the Company and
                Charles  Brister  providing  for the  Company  to use the  pedal override  and clutch  lube  systems on its  products  held under certain patent rights by Charles Brister.
   10.65+       License Agreement dated October 10, 2000 between Charles Brister and the  Company  to  market  safety  fuel tank and  filler  cap apparatus  which is held under certain  patent rights by Charles
                Brister.
   10.66+       License  Agreement  between  Polaris  Industries and the Company dated January 6, 2000.
   10.67+       Amendment No. 1 to Registration  Rights  Agreement dated October
                9, 2000 by and among the Company and Schlinger.
    27.1+       Financial Data Schedule

-------------------------
+  Filed herewith.