Form 10QSB
period 2001-03-31
KARTS INTERNATIONAL INC
filed 2001-05-14
CIK 1010077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------  ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

           62204 Commercial Street, P. O. Box 695, Roseland, LA 70456
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

         May 11, 2000:              Common Stock: 7,498,392 shares
                                    Common Stock Warrants: 401,682

Transitional Small Business Disclosure Format (check one):    YES      NO X
                                                                  ---    ---

                        Karts International Incorporated

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation           26


Part II - Other Information

  Item 1  Legal Proceedings                                                   28

  Item 2  Changes in Securities                                               29

  Item 3  Defaults Upon Senior Securities                                     29

  Item 4  Submission of Matters to a Vote of Security Holders                 29

  Item 5  Other Information                                                   29

  Item 6  Exhibits and Reports on Form 8-K                                    29


Signatures                                                                    29

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Karts International Incorporated

We have reviewed the accompanying consolidated balance sheets as of March 31, 2001 and 2000 of Karts International Incorporated (a Nevada corporation) and Subsidiaries and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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



                                                         S. W. HATFIELD, CPA
Dallas, Texas
May 11, 2001





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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                                  2001           2000
                                                              -----------    -----------

                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                  $    85,787    $   210,807
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $60,250 and $208,065, respectively                      871,318        723,836
     Other                                                         14,948         75,952
   Inventory                                                    4,090,039      2,588,028
   Prepaid expenses                                               660,191        428,565
                                                              -----------    -----------

     Total current assets                                       5,722,283      4,027,188
                                                              -----------    -----------

Property and equipment
   Building and improvements                                    1,076,849      1,031,690
   Equipment                                                    1,856,700      1,104,834
   Transportation equipment                                       362,333        218,618
   Furniture and fixtures                                         240,607        138,392
                                                              -----------    -----------
                                                                3,536,489      2,493,534
   Accumulated depreciation                                      (938,304)      (586,016)
                                                              -----------    -----------
                                                                2,598,185      1,907,518
   Land                                                            32,800         32,800
                                                              -----------    -----------

     Net property and equipment                                 2,630,985      1,940,318
                                                              -----------    -----------

Other assets
   Note receivable                                                   --          425,060
   Option to acquire an unrelated entity                             --          138,001
   Costs to facilitate loans, net of accumulated
     amortization of $49,185 and $-0-, respectively               256,346           --
   Organization costs, net of accumulated amortization
     of approximately $109,255 and $88,154, respectively             --           21,101
   Covenant not to compete, net of accumulated amortization
     of approximately $80,556 and $47,222, respectively            19,444         52,788
   Deposits and other                                              15,838         17,706
                                                              -----------    -----------

     Total other assets                                           291,628        654,656
                                                              -----------    -----------

     Total Assets                                             $ 8,644,896    $ 6,622,162
                                                              ===========    ===========



                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                                2001            2000
                                                           ------------    ------------
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities
   Notes payable to banks and others                       $       --      $  1,949,123
   Working capital advances                                     812,277            --
   Current maturities of long-term debt                          40,314          52,274
   Accounts payable  - trade                                  2,090,462       2,165,693
   Other accrued liabilities                                    973,631          33,933
   Accrued interest payable                                      16,372            --
   Accrued dividends payable                                    297,272            --
   Federal and State income taxes payable                        45,100            --
                                                           ------------    ------------

     Total current liabilities                                4,275,428       4,201,023
                                                           ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Banks and other entities                                   266,231       1,751,082
     Related parties
       Debenture payable                                      2,500,000            --
       Notes payable                                            200,000         424,395
                                                           ------------    ------------

     Total long-term liabilities                              2,966,231       2,175,477
                                                           ------------    ------------

     Total liabilities                                        7,241,659       6,376,500
                                                           ------------    ------------


Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized;
     5,638,000 and 1,550,000 issued and
      outstanding, respectively                                   5,638           1,550
   Common stock - $0.001 par value
     14,000,000 shares authorized
     7,498,392 and 6,304,320 shares
     issued and outstanding                                       7,590           6,304
   Additional paid-in capital                                24,976,651      15,915,399
   Accumulated deficit                                      (23,586,642)    (15,677,591)
                                                           ------------    ------------

     Total shareholders' equity                               1,403,237         245,662
                                                           ------------    ------------

     Total Liabilities and Shareholders' Equity            $  8,644,896    $  6,622,162
                                                           ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                Karts International Incorporated and Subsidiaries
          Consolidated Statement of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                           Three months   Three months
                                              ended          ended
                                             March 31,      March 31,
                                               2001           2000
                                           -----------    -----------

Net Sales                                  $   553,852    $   948,750
                                           -----------    -----------

Cost of sales
   Purchases, direct labor and
     related costs                           1,022,143        818,037
   Depreciation                                 72,974         47,579
                                           -----------    -----------
     Total cost of sales                     1,095,117        865,616
                                           -----------    -----------

Gross profit                                  (541,265)        83,134
                                           -----------    -----------

Operating expenses
   Research and development expenses            55,981         28,945
   Selling expenses                             40,722         41,051
   General and administrative expenses         551,577        498,391
   Depreciation and amortization                41,166         55,008
                                           -----------    -----------
     Total operating expenses                  689,446        623,395
                                           -----------    -----------

Income (loss) from operations               (1,230,711)      (540,261)

Other income (expense)
   Interest expense                            (88,579)      (140,480)
   Other                                        17,677         14,239
                                           -----------    -----------

Income before income taxes                  (1,301,613)      (666,502)

Provision for income taxes                        --             --
                                           -----------    -----------

Net loss                                    (1,301,613)      (666,502)

Other comprehensive income                        --             --
                                           -----------    -----------

Comprehensive income (loss)                $(1,301,613)   $  (666,502)
                                           ===========    ===========

Income (loss) per weighted-
   average share of common
   stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.17)   $     (0.12)
                                           ===========    ===========

Weighted-average number
   of shares of common stock
   outstanding - basic and fully diluted     7,498,392      5,710,904
                                           ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)
                                                                                 Three months   Three months
                                                                                    ended          ended
                                                                                   March 31,      March 31,
                                                                                     2001           2000
                                                                                 -----------    -----------

Cash flows from operating activities
   Net income (loss) for the period                                              $(1,301,613)   $  (666,502)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                                                 114,140        110,858
       Bad debt expense                                                               15,000         10,000
       Accrued interest income on note receivable                                       --           (9,375)
       (Increase) Decrease in:
         Accounts receivable - trade and other                                     1,502,457      1,692,246
         Inventory                                                                    22,999       (373,350)
         Prepaid expenses and other                                                   (8,550)       (77,959)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                             (950,888)      (474,803)
                                                                                 -----------    -----------
Cash flows used in operating activities                                             (606,455)       211,115
                                                                                 -----------    -----------

Cash flows from investing activities
   Cash paid for property and equipment                                             (299,120)       (34,839)
                                                                                 -----------    -----------
Cash flows used in investing activities                                             (299,120)       (34,839)
                                                                                 -----------    -----------

Cash flows from financing activities
   Proceeds from private placement of common stock                                      --          235,000
   Decrease in cash overdraft                                                           --             --
   Change in note payable to affiliates - net                                        862,277        195,000
   Net activity on bank and other lines of credit                                       --         (774,882)
   Principal payments on long-term note payable                                      (19,358)       (20,226)
   Cash paid for preferred stock dividends                                           (84,150)          --
                                                                                 -----------    -----------
Cash flows provided by financing activities                                          758,769       (365,108)
                                                                                 -----------    -----------

Increase in cash                                                                    (146,806)      (188,832)

Cash at beginning of period                                                          232,593        399,639
                                                                                 -----------    -----------

Cash at end of period                                                            $    85,787    $   210,807
                                                                                 ===========    ===========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                                  $   157,299    $   150,732
                                                                                 ===========    ===========
   Income taxes paid (refunded) for the period                                   $      --      $      --
                                                                                 ===========    ===========

Supplemental disclosure of non-cash investing and financing activities Payment of preferred stock dividend with 225,022
     shares of common stock at $0.31 per share                                   $      --      $    69,756
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

During 2000, the Company received $615,000 and $9,600,000 in private transactions from the sale of common and preferred stock, respectively, to support Year 2000 operations and retire certain short-term lines of credit from a non-financial institution lender. Between January and May 2001, the Company received aggregate funding on short-term notes payable of approximately $2,100,000 to provide additional working capital.

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

3.   Inventory
     ---------

     Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of March 31, 2001 and 2000, inventory consisted of the following components:

                                         2001             2000
                                      ----------     ------------
         Raw materials                $2,978,958       $1,902,657
         Work in process                 210,744          219,388
         Finished goods                  900,337          465,983
                                      ----------       ----------

                                      $4,090,039       $2,588,028
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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Through May 2000, the Company utilized a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary for the benefit of its then primary non-financial institution lender.

                Karts International Incorporated and Subsidiaries

Note D - Concentrations of Credit Risk - Continued

The Company uses a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through March31, 2001. As of March 31, 2001 and 2000, respectively, the Company had an unsecured outstanding reverse repurchase agreement of approximately $54,000 and $156,000, respectively. The Company has not incurred any losses as a result of any of these unsecured situations.

Note E - Property and Equipment

Total depreciation expense charged to operations for the three months ended March 31, 2001 and 2000 was approximately $101,094 and $102,586, respectively.

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

As of March 31, 2001 and 2000, respectively, an aggregate of approximately $-0-and $1,949,123 was outstanding on these lines of credit and term notes. The notes required the interest and fees on the notes to be paid monthly and all of the Company's trade accounts receivable collections are deposited to the lender's benefit to a lockbox controlled by the lender.

The notes bore interest at the Lender's Base Rate plus 3.0%. Further, the Agreement required a payment of a 1/12% servicing fee per month on the face amount of each line of credit during the term of each respective line of credit.

Note I - Working Capital Advances

During the first quarter of 2001, The Morgan Creek Company  (Morgan  Creek),  an
unrelated  party  focused  on  community  development  and  goodwill,   provided
temporary  funds to the  Company of  approximately  $812,277.  The Morgan  Creek advances do not bear interest.  During April and May 2001, Morgan Creek advanced an additional $1,221,000, which are also noninterest bearing.

Note J - Long-Term Debt to Related Parties

Long-term debt consists of the following:
                                                                        2001        2000
                                                                       --------    --------

Notes payable to the Company's Chairman of the Board
   aggregating $150,000. Interest at 11.5% and 12.0%,
   respectively. Accrued interest payable either monthly
   ($50,000) or quarterly ($150,000), as specified in the
   respective note document(s). Principal and accrued,
   but unpaid, interest is due on demand. The notes are unsecured      $200,000    $407,055

$73,875 note payable to the former sole shareholder of Straight
   Line. Interest at 6.0%. Principal only payment of $15,000
   payable by January 31, 1999. Remaining principal and all
   accrued, but unpaid, interest is payable subject to the settlement of a product liability lawsuit against Straight Line Manufacturing,
   Inc. incurred prior to the Company's acquisition of Straight Line.
   All principal and accrued, but unpaid, interest is due and payable
   30 days after the lawsuit settlement date.                              --        17,340
                                                                       --------    --------

     Total related party long-term debt                                $200,000    $424,395
                                                                       ========    ========

                Karts International Incorporated and Subsidiaries

Note K - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at March 31, 2001 and 2000:

                                                              2001      2000
                                                             --------  --------
Thirteen and eleven installment notes or leases payable
   to banks or finance companies. Interest ranging from
   7.75% to 9.25%. Payable in monthly installments
   aggregating approximately $8,974, including accrued
   interest. Collateralized by various equipment, vehicles
   and real estate owned by Karts International Incorporated,
   Brister's Thunder Karts, Inc. or USA Industries, Inc.     $306,545  $303,356

   Less current maturities                                    (40,314)  (52,274)
                                                             --------   -------

   Long-term portion                                         $266,231  $251,082
                                                              =======   =======

Future maturities of long-term debt are as follows:
                                                      Year ending
                                                      December 31,    Amount
                                                      ------------   --------

                                                          2001       $ 56,025
                                                          2002         45,417
                                                          2003         44,657
                                                          2004         38,780
                                                          2005         28,260
                                                       2006 - 2010    112,765
                                                                      -------

                                                         Totals      $325,904
                                                                      =======

Note L - Debenture Payable

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


Note L - Debenture Payable - Continued

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

Note M - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2001 and 2000, respectively, are as follows:

                                               2001           2000
                                           ------------   ------------
       Federal:
  Current                                  $       --     $       --
  Deferred                                         --             --
                                           ------------   ------------
                                                   --             --
                                           ------------   ------------
State:
  Current                                          --             --
  Deferred                                         --             --
                                           ------------   ------------
                                                   --             --
                                           ------------   ------------

  Total                                    $       --     $       --
                                           ============   ============

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $11,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012.

The Company's income tax expense for the three months ended March 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  2001         2000
                                                                ---------    ---------

Statutory rate applied to earnings (loss) before income taxes   $(442,548)   $(226,611)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --           --
     Other, including reserve for deferred tax asset              442,548      226,611
                                                                ---------    ---------

       Income tax expense                                       $    --      $    --
                                                                =========    =========


Note N - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's Chairman of the Board, in addition to being a Company shareholder and director. Concurrent with the 1996 closing of the acquisition of Brister's, the Company and the former owner executed a lease agreement for a primary two-year term which expiring in 1998 and an additional two-year renewal extension which has expired as of September 30, 2000. The Company currently occupies its primary manufacturing facility on a month-to-month lease at a monthly lease payment of approximately $6,025 per month. Total payments under this agreement were approximately $21,000 and $20,000 for each of the three months ended March 31, 2001 and 2000, respectively.

                Karts International Incorporated and Subsidiaries

Note N - Related Party Transactions - Continued

Concurrent with the acquisition of Brister's, the Company and the former owner of Brister's entered into a Real Estate Option Right of First Refusal Agreement. This agreement provides that the Company may, at its sole option, purchase the real property and improvements in Roseland, Louisiana currently utilized by the Company or its subsidiary for an aggregate purchase price of $550,000. The option may be exercised commencing on January 1, 1998 and expired on December 31, 2000.

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

Note O - Preferred Stock

Preferred stock consists of the following as of March 31, 2001 and 2000:

                                 March 31, 2001          March 31, 2000
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


                (Remainder of this page left blank intentionally)

                Karts International Incorporated and Subsidiaries

Note O - Preferred Stock - Continued

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

Note P - Common Stock Transactions

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

                                   Warrants      Warrants
                                  originally   outstanding at
                                    issued      March 31, 2001   Exercise price
                                  ----------   ---------------   --------------

Underwriter's Warrants             155,000       155,000         $4.00 per share
1997 Warrants                      1,782,500     1,782,500       $4.00 per share
Lender's Warrants                  150,000       150,000         $0.54 per share
2000 Warrants                      1,639,995     1,639,995       $0.50 per share
                                   ---------     ---------

Totals at March 31, 2001           3,727,495     3,727,495
                                   =========     =========

                Karts International Incorporated and Subsidiaries

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

There were no exercise of any options during the years ended December 31, 2000 and 1999. The following table summarizes all options granted from 1996 to March
31, 2001.

                   Options     Options      Options       Options       Exercise price
                   granted    exercised    terminated   outstanding       per share
                  ---------   ---------    ----------   -----------    ----------------

1996 options         59,335       --          37,411        21,924     $          0.375
1997 VP options      13,334       --           6,667         6,667     $          0.375
1997 options         52,670       --          41,777        10,893     $          0.375
1998 options        265,000       --         230,000        35,000     $          0.375
1999 options        810,000       --         135,000       675,000     $  0.31 - $0.688
                  ---------                ---------     ---------

Totals            1,200,339       --         450,855       753,484
                  =========   =========    =========     =========


The weighted average exercise price of all issued and outstanding options at March 31, 2001 is approximately $0.35.

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

Note R - Stock Options - Continued

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

Note R - Stock Options - Continued

If an optionee dies while in the employ of the Company and shall not have fully exercised his options, the options may be exercised in whole or in part at any time within one year after the optionee's death by the executors or administrators of the optionee's estate or by any person or persons who acquired the option directly from the optionee by bequest or inheritance.

There presently are outstanding options granted under the 1998 Plan to purchase 710,000 shares of Common Stock at prices ranging from $0.3125 to $3.50 per share, which options expire periodically from August 21, 2001 to December 31, 2005. On August 21, 2000, the Board of Directors approved lowering to $0.375 per share the exercise price on all outstanding employee options that were exercisable at a price greater than $0.375 per share. The Board believed this action was in the best interest of the Company since substantially all of the outstanding employee options were granted at per share exercisable prices significantly greater than the current market price of the Company's Common Stock, which has ranged from $.25 to $.50 per share.

As of March 31, 2000, no options have been granted under the 2000 Plan.

Note S - Commitments and Contingencies

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

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability insurance coverage to cover these exposures with a $50,000 per claim deductible as of March 31, 2001. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four- year rolling average of lawsuits filed naming the Company as a defendant.

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

Results of Operations
---------------------

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

The Company recorded net revenues of approximately $554,000 for the three months ended March 31, 2001 as compared to approximately $949,000 for the comparable three-month period of 2000. The current year's net revenues for the three months ended March 31, 2001 represented a 42% decrease, from the same period of the previous year. The decrease in revenues is attributed to increased competition in the funkart market, and soft demand for product which resulted in a 45% decrease in units sold from the same period of the previous year. This soft demand is attributed to the continuation of soft sales from the fourth quarter of Calendar 2000 which resulted in the Company's distribution channels being overstocked with product carried over from Calendar 2000.

Gross profit was negatively impacted by the decrease in sales volume and additional costs associated with corporate initiatives to restructure the Company's management team. As a result, the Company realized a negative gross profit of approximately $(541,000) for the three month period ended March 31, 2001, as compared to a gross profit of approximately $83,000 for the same period of the previous year.

Selling, general and administrative expenses were approximately $689,000 and $623,000 for the respective three- month periods ended March 31, 2001 and 2000. The increase of approximately $66,000 between the respective three month periods resulted from increases in bad debt expense, increased administrative payroll costs and other general and administrative overhead items. Research and development expenses totaled approximately $56,000 for the three months ended March 31, 2001 compared to approximately $29,000 for the same period during 2000. The year-to-date 2000 costs were associated with the design, prototyping and development and of the Polaris Trail Kart and other new models for the Company's product line. The year-to-date 2001 costs were associated with the Company's development of new high-performance models to supplement the Company's product line.

Other income (expense) was approximately $18,000 and $14,000 for the respective three month periods ended March 31, 2001 and 2000, respectively. These amounts are anticipated to remain relatively constant in future periods. Interest expense for the three months ended March 31, 2001 and 2000 was approximately $89,000 and $140,000, respectively. The decline is due to lower amounts of outstanding principal on short-term borrowings during the first quarter of 2001.

For the three months ended March 31, 2001, the Company incurred a net loss of approximately $(1,300,000) compared to a net loss of approximately $(667,000) for the same period in 2000.

Liquidity and Financial Condition
---------------------------------

As of March 31, 2001, the Company had positive (negative) working capital of approximately $1.45 million as compared to approximately ($174,000) at March 31, 2000 and $2.86 million as of December 31, 2000. During the first three months of 2001 and 2000, the Company experienced cash flows from operations of approximately $(606,000) and $211,000, respectively.

To improve the Company's working capital position in the first quarter, the Company received short-term noninterest bearing working capital advances from The Morgan Creek Company. The Morgan Creek Company is an unrelated private eleemosynary corporation serving as a trustee in a number of faith-based endeavors focused on community development and goodwill throughout the world. Through March 31, 2001, the Company received funding of approximately $812,277 in advances and received an additional $1,220,875 during April and May 2001. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital.

Capital Requirements
--------------------

The Company expended cash of approximately $299,000 in additions to property and equipment during the first quarter of 2001 and made cash payments for dividends on preferred stock of approximately $84,150.

Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. The focus of current management continues to be returning the Company to profitability.


Part II - Other Information

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

     In addition to product liability claims, the Company, from time to time, is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in material losses to date, and the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     j)   Exhibits
          None

     k)   Reports on Form 8-K
          None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Karts International Incorporated

May   15  , 2001                              /s/ Timotheus benHarold
    ------                       -----------------------------------------------
                                                             Timotheus benHarold
                                 President, Chief Executive Officer and Director


May   15  , 2001                             /s/ Edward H. Cook
    ------                       -----------------------------------------------
                                                                  Edward H. Cook
                                                        Chief Accounting Officer