Form 10QSB
period 2001-06-30
KARTS INTERNATIONAL INC
filed 2001-08-14
CIK 1010077

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 2001

             TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
---------    1934


                   For the transition period from __________ to __________

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
          August  10,  2001:           Common  Stock: 7,498,392 shares
                                       Common Stock Warrants: 401,682

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                        Karts International Incorporated

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis or Plan of Operation        26


Part II - Other Information

  Item 1 - Legal Proceedings                                                27

  Item 2 - Changes in Securities                                            27

  Item 3 - Defaults Upon Senior Securities                                  27

  Item 4 - Submission of Matters to a Vote of Security Holders              27

  Item 5 - Other Information                                                28

  Item 6 - Exhibits and Reports on Form 8-K                                 28


Signatures                                                                  28


                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                                June 30,       June 30,
                                                                  2001           2000
                                                              -----------    -----------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                  $    51,516    $    22,183
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $159,943 and $152,574, respectively                     726,022      1,055,822
     Other                                                         13,910         20,960
   Inventory                                                    3,490,288      2,497,412
   Prepaid expenses                                               443,244        719,337
                                                              -----------    -----------

     Total current assets                                       4,724,980      4,315,714
                                                              -----------    -----------

Property and equipment
   Building and improvements                                    1,814,265      1,051,583
   Equipment                                                    1,699,974      1,113,198
   Transportation equipment                                       228,607        218,618
   Furniture and fixtures                                         142,198        138,581
                                                              -----------    -----------
                                                                3,885,044      2,521,980
   Accumulated depreciation                                    (1,046,299)      (653,519)
                                                              -----------    -----------
                                                                2,838,745      1,868,461
   Land                                                            32,800         32,800
                                                              -----------    -----------

     Net property and equipment                                 2,871,545      1,901,261
                                                              -----------    -----------

Other assets
   Note receivable                                                   --          425,060
   Option to acquire unrelated entity                                --          138,001
   Loan costs, net of accumulated amortization
     of approximately $49,182 and $12,736, respectively           256,346        292,476
   Organization costs, net of accumulated amortization
     of approximately $109,255 and $93,617, respectively             --           15,638
   Covenant not to compete, net of accumulated amortization
     of approximately $88,889 and $55,556, respectively            11,111         44,444
   Other                                                           15,838          2,522
                                                              -----------    -----------

     Total other assets                                           283,295        918,171
                                                              -----------    -----------

     Total Assets                                             $ 7,879,820    $ 7,135,146
                                                              ===========    ===========


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3

                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                    June 30,        June 30,
                                                       2001            2000
                                                  ------------    ------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities
   Notes payable to banks and others              $       --      $       --
   Working capital advances                          2,204,152            --
   Notes payable to affiliates                            --           142,922
   Current maturities of long-term debt                 38,757          50,155
   Accounts payable  - trade                         1,700,927       2,013,745
   Other accrued liabilities                         1,024,757          68,747
   Accrued interest payable                             21,895            --
   Accrued dividends payable                           407,147            --
   Accrued income and franchise taxes payable           45,100            --
                                                  ------------    ------------

     Total current liabilities                       5,442,735       2,275,569
                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Banks and other entities                          268,833         347,915
     Related parties
       Debenture payable                             2,500,000       2,500,000
       Notes payable                                   150,000            --
                                                  ------------    ------------

     Total liabilities                               8,361,568       5,123,484
                                                  ------------    ------------


Commitments and contingencies


Shareholders' equity
     Preferred stock - $0.001 par value
     10,000,000 shares authorized
     5,638,000 and 1,550,000 shares
     issued and outstanding                              5,638           1,550
   Common stock - $0.001 par value
     14,000,000 shares authorized
     7,498,392 and 7,439,315 shares
      issued and outstanding                             7,590           7,439
   Additional paid-in capital                       24,976,651      18,951,120
   Accumulated deficit                             (25,471,627)    (16,952,447)
                                                  ------------    ------------

     Total shareholders' equity                       (481,748)      2,011,662
                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity   $  7,879,820    $  7,135,146
                                                  ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4



                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                         Six months     Six months     Three months   Three months
                                            ended          ended          ended          ended
                                           June 30,       June 30,       June 30,       June 30,
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
Revenues
   Kart sales - net                      $ 1,462,476    $ 2,789,407    $   908,624    $ 1,840,657
                                         -----------    -----------    -----------    -----------
Cost of Sales
   Purchases and direct expenses           2,525,425      2,995,217      1,503,282      2,177,180
   Depreciation                              161,679         98,371         88,705         50,792
                                         -----------    -----------    -----------    -----------
      Total cost of sales                  2,687,104      3,093,588      1,591,987      2,227,972
                                         -----------    -----------    -----------    -----------

Gross Profit                              (1,224,628)      (304,181)      (683,363)      (387,315)
                                         -----------    -----------    -----------    -----------

Operating Expenses
   Research and development expenses         213,085         39,602        157,104         10,657
   Selling expenses                          102,182         61,460
   General and administrative expenses     1,308,832      1,179,903        757,255        640,461
   Depreciation and amortization              85,590         85,514         44,424         30,506
                                         -----------    -----------    -----------    -----------
      Total operating expenses             1,709,689      1,305,019      1,020,243        681,624
                                         -----------    -----------    -----------    -----------

Income (loss) from Operations             (2,934,317)    (1,609,200)    (1,703,606)    (1,068,939)

Other Income (Expenses)
   Interest and other miscellaneous           32,977         27,417         15,300         13,178
   Interest expense                         (175,383)      (252,326)       (86,804)      (111,846)
                                         -----------    -----------    -----------    -----------

Loss before Income Taxes                  (3,076,723)    (1,834,109)    (1,775,110)    (1,167,607)

Income Tax (Expense) Benefit                    --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss                                  (3,076,723)    (1,834,109)    (1,775,110)    (1,167,607)

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income (Loss)              $(3,076,723)   $(1,834,109)   $(1,775,110)   $(1,167,607)
                                         ===========    ===========    ===========    ===========

Loss per weighted-average share
   of common stock outstanding
   - basic and fully diluted             $     (0.41)   $     (0.29)   $     (0.24)   $     (0.16)
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common
   stock outstanding - basic
   and fully diluted                       7,498,392      6,434,682      7,498,392      7,164,009
                                         ===========    ===========    ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5


                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                               Six months     Six months
                                                                 ended          ended
                                                                June 30,       June 30,
                                                                  2001           2000
                                                              -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                           $(3,076,723)   $(1,834,109)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                              247,269        220,058
       Accrued interest income on note receivable                    --           (9,375)
       Bad debt expense                                           341,575         53,060
       (Increase) Decrease in:
         Accounts receivable-trade and other                    1,322,216      1,372,192
         Inventory                                                622,750       (282,734)
         Prepaid expenses and other                               208,397       (368,731)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities        (1,283,774)      (459,713)
         Accrued income taxes payable                                --             --
                                                              -----------    -----------
Cash flows used in operating activities                        (1,618,290)    (1,309,352)
                                                              -----------    -----------

Cash flows from investing activities
   Cash paid to acquire option to purchase unrelated entity          --             --
   Cash paid for property and equipment                          (664,476)       (63,285)
                                                              -----------    -----------
Cash flows used in investing activities                          (664,476)       (63,285)
                                                              -----------    -----------

Cash flows from financing activities
   Increase in working capital advances                         2,204,152           --
   Cash paid for preferred stock dividends                        (84,150)          --
   Cash received from sale of Class A Preferred Stock                --        3,000,000
   Cash received from private placement of common stock              --          615,000
   Cash paid for loan and capital acquisition costs                  --         (644,355)
   Change in notes payable to affiliate - net                        --          (86,473)
   Net activity on bank and other lines of credit                    --       (2,724,005)
   Principal received on long-term debt                              --        1,000,000
   Principal payments on long-term note payable                   (18,313)      (164,986)
                                                              -----------    -----------
Cash flows provided by financing activities                     2,101,689        995,181
                                                              -----------    -----------

Increase (Decrease) in cash                                      (181,077)      (377,456)

Cash at beginning of period                                       232,593        399,639
                                                              -----------    -----------

Cash at end of period                                         $    51,516    $    22,183
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

                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                        Six months   Six months
                                                          ended        ended
                                                         June 30,     June 30,
                                                           2001         2000
                                                        ----------   ----------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                       $  238,580   $  216,153
                                                        ==========   ==========

     Income taxes paid (refunded) for the period        $     --     $     --
                                                        ==========   ==========

Supplemental disclosure of non-cash
   investing and financing activities

     Payment of preferred stock dividend with 225,022
       shares of common stock at $0.31 per share        $     --     $   69,756
                                                        ==========   ==========




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

During 2000, the Company received $615,000 and $9,600,000 in private transactions from the sale of common and preferred stock, respectively, to support Year 2000 operations and retire certain short-term lines of credit from a non-financial institution lender. Between January and May 2001, the Company received aggregate funding on working capital advances of approximately $2,200,000 to provide additional cash resources.

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

3.  Inventory
    ---------

Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of June 30, 2001 and 2000, inventory consisted of the following components:

                                                            2001         2000
                                                         ----------   ----------

      Raw materials                                      $2,615,139   $1,882,511
      Work in process                                       218,147      288,251
      Finished goods                                        657,002      326,650
                                                         ----------   ----------

                                                         $3,490,288   $2,497,412
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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

7.  Income taxes
    ------------

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

8.  Advertising costs
    -----------------

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

9.  Income (Loss) per share
    -----------------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Through May 2000, the Company utilized a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary for the benefit of its then primary non-financial institution lender.

The Company uses a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through June 30, 2001. As of June 30, 2001 and 2000, respectively, the Company had no unsecured outstanding reverse repurchase agreements outstanding. The Company has not incurred any losses as a result of any of these unsecured situations.

                Karts International Incorporated and Subsidiaries

Note E - Property and Equipment

Total depreciation expense charged to operations for the six months ended June 30, 2001 and 2000 was approximately $221,090 and $85,514, respectively.


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

The Company and unrelated entity also entered into a manufacturing agreement (Manufacturing Agreement) which provides that the Company will manufacture, on an exclusive basis, the unrelated entity's concession karts at a predetermined per unit price. The Manufacturing Agreement will terminated on March 31, 2001.

During the fourth quarter of 2000, the Company became aware of the insolvency of the target company and, accordingly, provided for the abandonment and expiration of this option as of December 31, 2000 in the accompanying statement of operations.



                (Remainder of this page left blank intentionally)




                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note H - Working Capital Advances

During the first quarter of 2001, The Morgan Creek Company  (Morgan  Creek),  an
unrelated  party  focused  on  community  development  and  goodwill,   provided
temporary funds to the Company of approximately $2,200,000.


Note I - Long-Term Debt to Related Parties

Long-term debt consists of the following at June 30, 2001 and 2000:
                                                                                     2001         2000
                                                                                   ---------    ---------

Notes payable to the Company's Chairman of the Board aggregating $150,000
 Interest at 11.5% and 12.0%, respectively. Accrued interest payable either monthly ($50,000) or quarterly ($150,000), as specified in the respective note document(s). Principal and accrued,
 but unpaid, interest is due on demand.  The notes are unsecured                   $ 150,000    $ 125,582

$73,875 note payable to the former sole shareholder of Straight Line. Interest at 6.0%. Principal only payment of $15,000 payable by January 31, 1999
 Remaining principal and all accrued, but unpaid, interest is payable subject to the settlement of a product liability lawsuit against Straight Line
 Manufacturing, Inc. incurred prior to the Company's acquisition of Straight
 Line. All principal and accrued, but unpaid, interest is due and payable
 30 days after the lawsuit settlement date                                              --         17,340
                                                                                   ---------    ---------

     Total related party long-term debt                                            $ 150,000    $ 142,922
                                                                                   =========    =========


Note J - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at June 30, 2001 and 2000:

                                                                                     2001         2000
                                                                                   ---------    ---------
Thirteen and eleven installment notes or leases payable to banks or finance companies. Interest ranging from 7.75% to 9.25%. Payable in monthly installments aggregating approximately $8,974, including accrued interest. Collateralized by various equipment, vehicles and real estate owned by Karts International
Incorporated,
 Brister's Thunder Karts, Inc.  or USA Industries, Inc.                            $ 307,590    $ 398,070

     Less current maturities                                                         (38,757)     (50,155)
                                                                                   ---------    ---------

     Long-term portion                                                             $ 268,833    $ 347,915
                                                                                   =========    =========

                Karts International Incorporated and Subsidiaries

Note J - Long-Term Debt to Banks and Others - Continued

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



                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note L - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                               2001      2000
                                                               -------   -------
      Federal:
       Current                                                 $  --     $  --
        Deferred                                                  --        --
                                                               -------   -------
                                                                  --        --
                                                               -------   -------
      State:
        Current                                                   --        --
        Deferred                                                  --        --
                                                               -------   -------
      Total                                                    $  --     $  --
                                                               =======   =======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $11,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012. The Company's income tax expense for the three months ended June 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                    2001           2000
                                                                -----------    -----------

Statutory rate applied to earnings (loss) before income taxes   $(1,046,086)   $  (623,597)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                                --             --
     Other, including reserve for deferred tax asset              1,046,086        623,597
                                                                -----------    -----------

     Income tax expense                                         $      --      $      --
                                                                ===========    ===========

Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's Chairman of the Board, in addition to being a Company shareholder and director. Concurrent with the 1996 closing of the acquisition of Brister's, the Company and the former owner executed a lease agreement for a primary two-year term which expiring in 1998 and an additional two-year renewal extension which has expired as of September 30, 2000. The Company currently occupies its primary manufacturing facility on a month-to-month lease at a monthly lease payment of approximately $6,025 per month. Total payments under this agreement were approximately $41,357 and $41,372 for the six months ended June 30, 2001 and 2000, respectively.

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

On October 10, 2000, the Company entered into a license agreement with Charles Brister (the "Technology Agreement") for the right to use a safety fuel tank and filler cap apparatus on its products (the "Technology") which is owned by Mr. Brister under certain patents and patent applications. In consideration of the grant of the license to the FTechnology, the Company agreed to pay Mr. Brister an annual license fee of $250,000. The first annual license fee payment is payable in two equal payments of $125,000 each, with the first $125,000 payment being paid to Mr. Brister in August 2000 and the second $125,000 payment due on December 31, 2000. The Technology Agreement is for a period of three (3) years and shall be automatically renewed annually thereafter unless either of the parties provides at least sixty (60) days notice of non-renewal prior to the termination date of the Technology Agreement. The Technology Agreement is subject to termination for non-payment of the license fee and royalties and for certain other reasons. In addition to the annual license fee of $250,000, the Company shall pay Mr. Brister a royalty of $1.00 for each Company product which utilizes the Technology. However, in no event shall royalties for a calendar year for use of the Technology on the Company's products be less than $500,000 for the first full year of the Technology Agreement ending on December 31, 2001; less than $500,000 for the license year ending December 31, 2002 and less than $1,000,000 for the license year ending December 31, 2003 and thereafter.

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


Note N - Preferred Stock

Preferred stock consists of the following as of June 30, 2001 and 2000:

                                  June 30, 2001           June 30, 2000
                                  -------------           -------------
                               # shares   Par Value    # shares   Par Value
                              ---------   ---------   ---------   ---------
Convertible Preferred Stock   1,550,000   $   1,550   1,550,000   $   1,550
Series A Preferred Stock      4,000,000       4,000        --          --
Series B Preferred Stock         88,000          88        --          --
                              ---------   ---------   ---------   ---------

     Total                    5,638,000   $   5,638   1,550,000   $   1,550
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

                           Warrants         Warrants
                          originally      outstanding at
                            issued         June 30, 2001      Exercise price
                          ---------        -------------      ---------------

Underwriter's Warrants      155,000          155,000          $4.00 per share
1997 Warrants             1,782,500        1,782,500          $4.00 per share
Lender's Warrants           150,000          150,000          $0.54 per share
2000 Warrants             1,639,995                              1,639,995
  $0.50 per share         ---------                              ---------

Totals at June 30, 2001   3,727,495        3,727,495
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

There were no exercise of any options during the years ended December 31, 2000 and 1999. The following table summarizes all options granted from 1996 to June
30, 2001.


                               Options       Options        Options        Options     Exercise price
                               granted      exercised     terminated     outstanding     per share
                             -----------   -----------    -----------    -----------    -----------

     1996 options                 59,335          --           37,411         21,924       $ 0.375
     1997 VP options              13,334          --            6,667          6,667       $ 0.375
     1997 options                 52,670          --           41,777         10,893       $ 0.375
     1998 options                265,000          --          230,000         35,000       $ 0.375
     1999 options                810,000          --          135,000        675,000    $0.31 - $0.688
                             -----------   -----------    -----------    -----------

     Totals                    1,200,339          --          450,855         53,484
                             ===========   ===========    ===========    ===========


The weighted average exercise price of all issued and outstanding options at June 30, 2001 is approximately $0.35.

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

The purchase price of the shares of the Common Stock offered under the 1998 and 2000 Plans must be one hundred percent (100%) of the fair market value of the Common Stock at the time the option is granted or such higher purchase price as may be determined by the Committee at the time of grant; provided, however, if an incentive stock option is granted to an individual who would, immediately before the grant, directly or indirectly own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the purchase price of the shares of the Common Stock covered by such incentive stock option may not be less than one hundred ten percent (110%) of the fair market value of such shares on the day the incFentive stock option is granted. If the Common Stock is listed upon an established stock exchange or exchanges, the fair market value of the Common Stock shall be the highest closing price of the Common Stock on the day the option is granted or, if no sale of the Common Stock is made on an established stock exchange on such day, on the next preceding day on which there was a sale of such stock. If there is no market price for the Common Stock, then the Board and the Committee may, after taking all relevant facts into consideration, determine the fair market value of the Common Stock.

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

As of June 30, 2000, no options have been granted under the 2000 Plan.


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

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability insurance coverage to cover these exposures with a $50,000 per claim deductible as of June 30, 2001. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four- year rolling average of lawsuits filed naming the Company as a defendant.

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


Note T - Subsequent Events

In August 2001, the Company's Board of Directors authorized the issuance of an aggregate 581,250 shares of restricted, unregistered common stock in payment of the semi-annual dividend payable on the 9.0% Convertible Preferred Stock.

On August 2, 2001, the Company received an additional $800,000 working capital advance from The Morgan CrFeek Company.





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


Results of Operations
---------------------

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000
--------------------------------------------------------------------------------

The Company recorded net revenues of approximately $1,462,000 for the six months ended June 30, 2001 as compared to approximately $2,789,000 for the comparable six-month period of 2000. The current year's net revenues for the six months ended June 30, 2001 represented a 47.58% decrease from the same period of the previous year. The decrease in revenues is attributed to increased competition in the funkart market, and soft demand for product which resulted in a significant decrease in units sold from the same period of the previous year. This soft demand is attributed to the continuation of soft sales from the fourth quarter of Calendar 2000 which resulted in the Company's distribution channels being overstocked with product carried over from Calendar 2000. Additionally, the Company is behind schedule on releasing its new product line which has resulted in decreased sales.

Gross profit was negatively impacted by the decrease in sales volume and additional costs associated with corporate initiatives to restructure the Company's management team. As a result, the Company realized a negative gross profit of approximately $(1,224,000) for the six month period ended June 30, 2001 as compared to a gross profit of approximately $(304,000) for the same period of the previous year.

Selling, general and administrative expenses were approximately $1,308,000 and $1,180,000 for the respective six-month periods ended June 30, 2001 and 2000. The increase of approximately $128,000 between the respective six month periods resulted from increases in bad debt expense, increased administrative payroll costs and other general and administrative overhead items. Research and development expenses totaled approximately $213,000 for the six months ended June 30, 2001 compared to approximately $40,000 for the same period during 2000. The year-to-date 2000 costs were associated with the design, prototyping and development and of the Polaris Trail Kart and other new models for the Company's product line. The year-to-date 2001 costs were associated with the Company's development of new high-performance models to supplement the Company's product line.

Other income (expense) was approximately $33,000 and $27,000 for the respective six month periods ended June 30, 2001 and 2000, respectively. These amounts are anticipated to remain relatively constant in future periods. Interest expense for the six months ended June 30, 2001 and 2000 was approximately $175,000 and $252,000, respectively.

For the six months ended June 30, 2001, the Company incurred a net loss of approximately $(3,077,000), or approximately $(0.41) per share, as compared to a net loss of approximately $(1,834,000), or approximately ($0.29) per share, for the same six period in 2000.

Liquidity and Financial Condition
---------------------------------

As of June 30, 2001, the Company had positive (negative) working capital of approximately $(718,000) as compared to approximately $2,040,000 at June 30, 2000 and $2,860,000 million as of December 31, 2000. During the first six months of 2001 and 2000, the Company experienced negative cash flows from operations of approximately $(1,618,000) and $(1,309,000), respectively.

To improve the Company's working capital position in the second quarter, the Company received short-term non- interest bearing working capital advances from The Morgan Creek Company of $1,341,875. The Morgan Creek Company is an unrelated private eleemosynary corporation serving as a trustee in a number of faith-based endeavors focused on community development and goodwill throughout the world. The Company received additional funding of approximately $1,060,000 in advances during July and August 2001. Proceeds from the Company's financing activities were used to reduce its trade accounts payable and provide additional working capital.

In August 2001, the Company's Board of Directors authorized the issuance of an aggregate 581,250 shares of restricted, unregistered common stock in payment of the semi-annual dividend payable on the 9.0% Convertible Preferred Stock.


Capital Requirements
--------------------

The Company expended cash of approximately $664,000 in additions to property and equipment during the second quarter of 2001.

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


Part II - Other Information

Item 1 - Legal Proceedings

     See accompanying notes to the consolidated financial statements

Item 2 - Changes in Securities

     In August 2001, the Company's Board of Directors authorized the issuance of an aggregate 581,250 shares of restricted, unregistered common stock in payment of the semi-annual dividend payable on the 9.0% Convertible Preferred Stock.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits - None
     --------

b)   Reports on Form 8-K - None
     -------------------


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Karts International Incorporated


August  10 , 2001                            /s/ Timotheus benHarold
       ----                                -------------------------------------
                                           Timotheus benHarold
                                           President, Chief Executive Officer
                                           Chief Accounting Officer and Director