Form 10QSB
period 2001-09-30
KARTS INTERNATIONAL INC
filed 2001-11-08
CIK 1010077

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------      OF 1934

                      For the transition period from ___________ to __________

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

                                 (985) 747-1111
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 6, 2001:          Common Stock: 8,079,642 shares
                                    Common Stock Warrants: 401,682 warrants

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                        Karts International Incorporated

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         25


Part II - Other Information

  Item 1 - Legal Proceedings                                                 26

  Item 2 - Changes in Securities                                             26

  Item 3 - Defaults Upon Senior Securities                                   26

  Item 4 - Submission of Matters to a Vote of Security Holders               26

  Item 5 - Other Information                                                 26

  Item 6 - Exhibits and Reports on Form 8-K                                  27


Signatures                                                                   27


                Karts International Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                              September 30,   September 30,
                                                                   2001            2000
                                                              -------------   -------------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in banks                                  $     28,872    $  1,522,946
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of $224,042 and $134,708, respectively                      588,978       1,216,340
     Other                                                          13,910          28,154
   Inventory                                                     3,029,682       3,995,869
   Prepaid expenses                                                390,909         837,247
                                                              ------------    ------------

     Total current assets                                        4,052,351       7,600,556
                                                              ------------    ------------

Property and equipment
   Building and improvements                                     1,819,230       1,062,257
   Equipment                                                     1,825,422       1,280,870
   Transportation equipment                                        228,607         240,607
   Furniture and fixtures                                          142,198         138,581
                                                              ------------    ------------
                                                                 4,015,457       2,722,315
   Accumulated depreciation                                     (1,151,644)       (727,650)
                                                              ------------    ------------
                                                                 2,863,813       1,994,665
   Land                                                             32,800          32,800
                                                              ------------    ------------

     Net property and equipment                                  2,896,613       2,027,465
                                                              ------------    ------------

Other assets
   Note receivable                                                    --           425,060
   Option to acquire unrelated entity                                 --           138,001
   Loan costs, net of accumulated amortization
     of approximately $94,155 and $27,711, respectively            211,373         277,501
   Organization costs, net of accumulated amortization
     of approximately $109,255 and $99,080, respectively              --            10,175
   Covenant not to compete, net of accumulated amortization
     of approximately $97,222 and $63,889, respectively              2,778          36,111
   Other                                                            14,362           2,552
                                                              ------------    ------------

     Total other assets                                            228,513         889,400
                                                              ------------    ------------

     Total Assets                                             $  7,177,477    $ 10,517,421
                                                              ============    ============


                                  - Continued -




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Karts International Incorporated and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                  September 30,   September 30,
                                                       2001            2000
                                                  -------------   -------------

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities
   Notes payable to banks and others              $       --      $       --
   Working capital advances                          3,939,152            --
   Notes payable to affiliates                            --           142,922
   Current maturities of long-term debt                 35,608          72,273
   Accounts payable  - trade                         1,722,986       2,285,477
   Other accrued liabilities                           675,075          32,803
   Accrued interest payable                             20,889            --
   Accrued dividends payable                           447,272         181,531
   Accrued income and franchise taxes payable           32,425            --
                                                  ------------    ------------

     Total current liabilities                       6,873,407       2,715,006
                                                  ------------    ------------


Long-term liabilities
   Long-term debt, net of current maturities
     Banks and other entities                          244,925         230,099
     Related parties
       Debenture payable                             2,500,000       2,500,000
       Notes payable                                      --              --
                                                  ------------    ------------

     Total liabilities                               9,618,332       5,445,105
                                                  ------------    ------------


Commitments and contingencies


Shareholders' equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     5,638,000 and 5,623,333 shares
     issued and outstanding                              5,638           5,623
   Common stock - $0.001 par value
     14,000,000 shares authorized
     8,079,642 and 7,498,392 shares
      issued and outstanding                             8,079           7,498
   Additional paid-in capital                       25,045,912      23,965,757
   Accumulated deficit                             (27,500,484)    (18,906,562)
                                                  ------------    ------------

     Total shareholders' equity                     (2,440,855)      5,072,316
                                                  ------------    ------------

     Total Liabilities and Shareholders' Equity   $  7,177,477    $ 10,517,421
                                                  ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Karts International Incorporated and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                         Nine months      Nine months      Three months     Three months
                                            ended            ended            ended            ended
                                        September 30,    September 30,    September 30,    September 30,
                                             2001             2000             2001             2000
                                        -------------    -------------    -------------    -------------
Revenues
   Kart sales - net                      $ 2,200,623      $ 4,894,007      $   738,147      $ 2,104,600
                                         -----------      -----------      -----------      -----------

Cost of Sales
   Purchases and direct expenses           4,143,201        5,651,884        1,617,776        2,656,667
   Depreciation                              229,617          152,843           67,938           54,472
                                         -----------      -----------      -----------      -----------
      Total cost of sales                  4,372,818        5,804,727        1,685,714        2,711,139
                                         -----------      -----------      -----------      -----------

Gross Profit                              (2,172,195)        (910,720)        (947,567)        (606,539)
                                         -----------      -----------      -----------      -----------

Operating Expenses
   Research and development expenses         320,804           72,752          107,719           33,150
   Selling expenses                          155,404          323,436           53,222          196,477
   General and administrative expenses     1,806,408        1,880,843          497,576          827,899
   Depreciation and amortization             128,006          118,969           42,416           33,455
                                         -----------      -----------      -----------      -----------
      Total operating expenses             2,410,622        2,396,000          700,933        1,090,981
                                         -----------      -----------      -----------      -----------

Income (loss) from Operations             (4,582,817)      (3,306,720)      (1,648,500)      (1,697,520)

Other Income (Expenses)
   Loss on consigned inventory              (143,520)            --           (143,520)            --
   Interest and other miscellaneous           37,639           42,749            4,662           15,332
   Interest expense                         (304,203)        (377,900)        (128,820)        (125,574)
                                         -----------      -----------      -----------      -----------

Loss before Income Taxes                  (4,992,901)      (3,641,871)      (1,916,178)      (1,807,762)

Income Tax (Expense) Benefit                  (2,804)          (2,321)          (2,804)          (2,321)
                                         -----------      -----------      -----------      -----------

Net Loss                                  (4,995,705)      (3,644,192)      (1,918,982)      (1,810,083)

Other Comprehensive Income                      --               --               --               --
                                         -----------      -----------      -----------      -----------

Comprehensive Income (Loss)              $(4,995,705)     $(3,644,192)     $(1,918,982)     $(1,810,083)
                                         ===========      ===========      ===========      ===========

Loss per weighted-average share
   of common stock outstanding
   - basic and fully diluted             $     (0.65)     $     (0.54)     $     (0.24)     $     (0.24)
                                         ===========      ===========      ===========      ===========

Weighted-average number
   of shares of common
   stock outstanding - basic
   and fully diluted                       7,694,271        6,773,944        8,079,642        7,448,283
                                         ===========      ===========      ===========      ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                Karts International Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                           Nine months      Nine months
                                                              ended            ended
                                                          September 30,    September 30,
                                                               2001             2000
                                                          -------------    -------------
Cash flows from operating activities
   Net income (loss) for the period                        $(4,995,705)     $(3,644,192)
   Adjustments to reconcile net income
     (loss) to net cash used in operating activities
       Depreciation and amortization                           404,072          322,960
       Accrued interest income on note receivable                 --             (9,375)
       Bad debt expense                                        259,831           68,060
       (Increase) Decrease in:
         Accounts receivable-trade and other                 1,541,004        1,189,480
         Inventory                                           1,083,356       (1,781,191)
         Prepaid expenses and other                            260,732         (486,641)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities     (1,612,403)        (209,156)
         Accrued income taxes payable                          (12,675)            --
                                                           -----------      -----------
Cash flows used in operating activities                     (3,071,788)      (4,550,055)
                                                           -----------      -----------

Cash flows from investing activities
     Cash paid for property and equipment                     (791,565)        (263,620)
                                                           -----------      -----------
Cash flows used in investing activities                       (791,565)        (263,620)
                                                           -----------      -----------

Cash flows from financing activities
   Increase in working capital advances                      3,974,760             --
   Cash received from sale of Class A Preferred Stock             --          3,000,000
   Cash received from sale of Class B Preferred Stock        5,500,000
   Cash paid for preferred stock dividends                     (84,150)         (69,750)
   Cash received from private placement of common stock           --            615,000
   Cash paid for loan and capital acquisition costs               --         (1,144,355)
   Change in notes payable to affiliate - net                 (150,000)         (86,473)
   Net activity on bank and other lines of credit                 --         (2,724,005)
   Principal received on long-term debt                           --          1,000,000
   Principal payments on long-term note payable                (80,978)        (153,435)
                                                           -----------      -----------
Cash flows provided by financing activities                  3,659,632        5,936,982
                                                           -----------      -----------

Increase (Decrease) in cash                                   (203,721)       1,123,307

Cash at beginning of period                                    232,593          399,639
                                                           -----------      -----------

Cash at end of period                                      $    28,872      $ 1,522,946
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


                Karts International Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                         Nine months      Nine months
                                                            ended            ended
                                                        September 30,    September 30,
                                                            2001             2000
                                                        -------------    -------------
Supplemental disclosure of interest
   and income taxes paid

     Interest paid for the period                        $  323,433       $  326,752
                                                         ==========       ==========

     Income taxes paid (refunded) for the period         $   12,675       $    2,321
                                                         ==========       ==========

Supplemental disclosure of non-cash
   investing and financing activities

     Payment of preferred stock dividend with 225,022
       shares of common stock at $0.31 per share         $     --         $   69,756
                                                         ==========       ==========

     Payment of preferred stock dividend with 581,250
       shares of common stock at $0.12 per share         $   69,750       $     --
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

During 2000, the Company received $615,000 and $9,600,000 in private transactions from the sale of common and preferred stock, respectively, to support Year 2000 operations and retire certain short-term lines of credit from a non-financial institution lender. Between January and October 2001, the Company received aggregate funding on working capital advances of approximately $5,000,000 to provide additional cash resources.

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

3.  Inventory
    ----------

Inventory consists of steel, engines and other related raw materials used in the manufacture of "fun karts". These items are carried at the lower of cost or market using the first-in, first-out method. As of September 30, 2001 and 2000, inventory consisted of the following components:

                                                    2001             2000
                                                 ----------       ----------

              Raw materials                      $2,353,975       $3,153,009
              Work in process                       165,818          354,928
              Finished goods                        509,889          487,932
                                                 ----------       ----------

                                                 $3,029,682       $3,995,869
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

                Karts International Incorporated and Subsidiaries

Note C - Summary of Significant Accounting Policies - Continued

7.  Income taxes
    ------------

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. No valuation allowance was provided against deferred tax assets, where applicable. As of September 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved.

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

9.  Income (Loss) per share
    -----------------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the outstanding warrants and options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Through May 2000, the Company utilized a lockbox system for the collection and deposit of receipts on trade accounts receivable for each operating subsidiary for the benefit of its then primary non-financial institution lender.

The Company uses a corporate cash concentration sweep account whereby all excess cash funds are concentrated into one primary depository account with a financial institution. The Company and the financial institution then participate in uncollateralized reverse-repurchase agreements which are settled on a "next-business day" basis for the investment of surplus cash funds. The Company continues to have unsecured amounts invested in reverse repurchase agreements on a daily basis through September 30, 2001. As of September 30, 2001 and 2000, respectively, the Company had no unsecured outstanding reverse repurchase agreements outstanding. The Company has not incurred any losses as a result of any of these unsecured situations.

                Karts International Incorporated and Subsidiaries

Note E - Property and Equipment

Total  depreciation  expense  charged to  operations  for the nine months  ended
September   30,  2001  and  2000  was   approximately   $326,435  and  $271,812,
respectively.


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



                (Remainder of this page left blank intentionally)


                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note H - Working Capital Advances

Through September 30, 2001, The Morgan Creek Company (Morgan Creek), an unrelated party focused on community development and goodwill, has made short-term, non-interest bearing, working capital advances to the Company of approximately $3,900,000.

Note I - Long-Term Debt to Related Parties

Long-term debt consists of the following at September 30, 2001 and 2000:
                                                                             2001        2000
                                                                            --------    --------
Notes payable to the Company's Chairman of the Board
 aggregating $150,000. Interest at 11.5% and 12.0%,
 respectively. Accrued interest payable either monthly
 ($50,000) or quarterly ($150,000), as specified in the
 respective note document(s). Principal and accrued,
 but unpaid, interest is due on demand.  The notes are unsecured            $      -    $125,582

$73,875 note payable to the former sole shareholder of Straight
 Line. Interest at 6.0%. Principal only payment of $15,000
 payable by January 31, 1999. Remaining principal and all
 accrued, but unpaid, interest is payable subject to the settlement of a product liability lawsuit against Straight Line Manufacturing,
 Inc. incurred prior to the Company's acquisition of Straight Line.
 All principal and accrued, but unpaid, interest is due and payable
 30 days after the lawsuit settlement date.                                        -      17,340
                                                                            --------    --------

     Total related party long-term debt                                     $      -    $142,922
                                                                            ========    ========


Note J - Long-Term Debt to Banks and Others

Long-term debt payable to banks and others consist of the following at September
30, 2001 and 2000:

                                                                             2001        2000
                                                                            --------    --------
Thirteen installment notes or leases payable to banks
 or finance companies. Interest ranging from 7.75%
 to 9.25%. Payable in monthly installments aggregating
 approximately $8,974, including accrued interest.
 Collateralized by various equipment, vehicles and
 real estate owned by Karts International Incorporated,
 Brister's Thunder Karts, Inc. or USA Industries, Inc.                      $280,533    $302,372

     Less current maturities                                                 (35,608)    (72,273)
                                                                            --------    --------

     Long-term portion                                                      $244,925    $230,099
                                                                            ========    ========


                Karts International Incorporated and Subsidiaries

Note J - Long-Term Debt to Banks and Others - Continued

Future maturities of long-term debt are as follows:
                                                     Year ending
                                                    December 31,        Amount
                                                    ------------      ---------

                                                        2001          $  56,025
                                                        2002             45,417
                                                        2003             44,657
                                                        2004             38,780
                                                        2005             28,260
                                                     2006 - 2010        112,765
                                                                      ---------

                                                       Totals         $ 325,904
                                                                      =========


Note K - Debenture Payable

As of September 30, 2001, the Company has an aggregate $2,500,000 debenture payable outstanding.

On June 3, 1999, the Company consummated a $1,500,000 convertible loan transaction with The Schlinger Foundation (the "Foundation"), who is also a shareholder in the Company. The Foundation also purchased 500,000 shares of 9% Preferred Stock at a price of $1.00 per share in the Company's private offering consummated on June 30, 1999. For his assistance to the Company in arranging this financing with the Foundation and others, the Company paid Blair L. benGerald, a former director of the Company, $205,000. Mr. Blair L. benGerald was not an officer or director of the Company when he received this payment. On May 17, 2000, the Company and The Foundation entered into an Amended and Restated Loan Agreement which provided for the additional loan of $1,000,000 to the Company at an interest rate equal to 3% plus the prime rate as quoted in The Wall Street Journal. Interest is payable on the $2.5 million Amended and Restated Term Note ("Term Note") monthly as it accrues commencing on June 30, 2000 and continuing on the last day of each successive month thereafter during the term of the Term Note with the principal of the Term Note being payable in one installment of unpaid principal and accrued unpaid interest on May 17, 2005.

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


                Karts International Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note L - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2001 and 2000, respectively, are as follows:
                                                                       2001           2000
                                                                   -----------    -----------
               Federal:
                Current                                            $         -    $         -
                Deferred                                                     -              -
                                                                   -----------    -----------
                                                                             -              -
                                                                   -----------    -----------
              State:
                Current                                                  2,804          2,321
                Deferred                                                     -              -
                                                                   -----------    -----------

              Total                                                $     2,804    $     2,321
                                                                   ===========    ===========

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $11,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2012. The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       2001           2000
                                                                   -----------    -----------

Statutory rate applied to earnings (loss) before income taxes      $(1,698,540)   $(1,238,236)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                                  2,804          2,321
     Other, including reserve for deferred tax asset                 1,698,540      1,238,236
                                                                   -----------    -----------

     Income tax expense                                            $     2,804    $     2,321
                                                                   ===========    ===========

Note M - Related Party Transactions

The Company leases its manufacturing facilities under an operating lease with the former owner of Brister's, who is also the Company's Chairman of the Board, in addition to being a Company shareholder and director. Concurrent with the 1996 closing of the acquisition of Brister's, the Company and the former owner executed a lease agreement for a primary two-year term which expiring in 1998 and an additional two-year renewal extension which has expired as of September 30, 2000. The Company currently occupies its primary manufacturing facility on a month-to-month lease at a monthly lease payment of approximately $6,025 per month. Total payments under this agreement were approximately $60,000 and $62,000 for the nine months ended September 30, 2001 and 2000, respectively.

                Karts International Incorporated and Subsidiaries

Note M - Related Party Transactions - Continued

Concurrent with the acquisition of Brister's, the Company and the former owner of Brister's entered into a Real Estate Option Right of First Refusal Agreement. This agreement provides that the Company may, at its sole option, purchase the real property and improvements in Roseland, Louisiana currently utilized by the Company or its subsidiary for an aggregate purchase price of $550,000. The option could have been exercised commencing on January 1, 1998 and expired on December 31, 2000.

On August 1, 2000, the Company and Charles Brister, the Company's then President and current Chairman of the Board, entered into a license agreement (the "License Agreement") for "Accelerator Pedal Override Apparatus for Self-Propelled Motorized Cart with Aligned Brake and Accelerated Push-Rod Type Operator Pedals" ("Pedal Override") and for "Clutch Assembly for Chain Driven Cart" (the "Clutch Lube") which are subject to certain patent rights owned by Mr. Brister. The term of the License Agreement is for a period of three (3) years. In August 2000, the Company paid Mr. Brister $40,000 for arrearage royalty fees covering the Pedal Override and Clutch Lube under a prior license agreement between the Company and Mr. Brister. Pursuant to the current License Agreement, the Company has agreed to pay Mr. Brister royalties as follows: (i) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2000 and ending July 31, 2001, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2000 and ending July 31, 2001,
(ii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2001 and ending July 31, 2002, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2001 and ending July 31, 2002, and (iii) the greater of $20,000 or the sum of a royalty of $1.00 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Pedal Override during the period beginning August 1, 2002 and ending July 31, 2003, and a royalty of $0.50 for each Company product sold by the Company or any of its affiliates or subsidiaries containing or utilizing the Clutch Lube during the period beginning August 1, 2002 and ending July 31, 2003. The Company shall pay the accrued royalties on January 1 and July 31 of each year during the term of the License Agreement. Either party may terminate the License Agreement upon thirty (30) days written notice to the other party if the other party commits a material breach of any term of the License Agreement and fails to cure such breach within the 30-day period. Upon termination of the License Agreement for any reason, the Company shall return to Mr. Brister the technology and tangible manifestations or copies thereof relating to the Pedal Override and Clutch Lube and all licenses granted under the License Agreement will be transferred and assigned by the Company to Mr. Brister or to his designee.

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


Note N - Preferred Stock

Preferred stock consists of the following as of September 30, 2001 and 2000:

                                  September 30, 2001        September 30, 2000
                                  ------------------        ------------------
                                # shares     Par Value    # shares     Par Value
                                --------     ---------    --------     ---------
Convertible Preferred Stock     1,550,000    $   1,550    1,550,000    $   1,550
Series A Preferred Stock        4,000,000        4,000    4,000,000        4,000
Series B Preferred Stock           88,000           88       73,333           73
                                ---------    ---------    ---------    ---------
     Total                      5,638,000    $   5,638    5,623,333    $   5,623
                                =========    =========    =========    =========

Through May 31, 1999, the Company sold $1,550,000 in Convertible Preferred Stock (Preferred Stock) subject to a Private Placement Memorandum. The Preferred Stock bears a dividend of 9.0%, payable semi-annually in either cash or common stock of the Company. The Preferred Stock is convertible into shares of common stock at a conversion rate of $0.25 per share at the option of the holder at any time between issuance and June 30, 2003. The Preferred Stock mandatorily converts to common stock on June 30, 2003. The Preferred Stock is redeemable by the Company on or after March 31, 2000, in whole or part, at the option of the Company at a redemption price of 109%, plus accrued dividends, if any. The dividend payable at December 31, 1999 was paid in February 2000 with the issuance of 225,022 shares of restricted, unregistered common stock. The dividend payable at June 30, 2001 was paid in August 2001 with 581,250 shares of restricted, unregistered common stock.

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


Note P - Common Stock Warrants

In September 1997, the Company sold 155,000 Underwriter's Warrants for an aggregate price of $155 pursuant to a Registration Statement filed on Form SB-2. Each warrant allows the Underwriter to purchase one share of the Company's common stock at $6.00 per share and one (1) 1997 Warrant at a price of $0.1875 per share. The 1997 warrants are described in detail in the next paragraph. These warrants expired on September 9, 2002.

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

                                    Warrants          Warrants
                                   originally      outstanding at
                                     issued      September 30, 2001    Exercise price
                                   ----------    ------------------    ---------------
Underwriter's Warrants               155,000                  -        $4.00 per share
1997 Warrants                      1,782,500          1,782,500        $4.00 per share
Lender's Warrants                    150,000            150,000        $0.54 per share
2000 Warrants                      1,639,995          1,639,995        $0.50 per share
                                   ---------          ---------

Totals at September 30, 2001       3,727,495          3,572,495
                                   =========          =========


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

There were no exercise of any options during the years ended December 31, 2000 and 1999. The following table summarizes all options granted from 1996 to September 30, 2001.

                          Options        Options       Options         Options      Exercise price
                          granted       exercised     terminated     outstanding       per share
                        -----------    -----------    -----------    -----------    ---------------
     1996 options            59,335              -         37,411         21,924        $ 0.375
     1997 VP options         13,334              -          6,667          6,667        $ 0.375
     1997 options            52,670              -         41,777         10,893        $ 0.375
     1998 options           265,000              -        230,000         35,000        $ 0.375
     1999 options           810,000              -        135,000        675,000    $ 0.31 - $0.688
                        -----------    -----------    -----------    -----------

     Totals               1,200,339              -        450,855        753,484
                        ===========    ===========    ===========    ===========


                Karts International Incorporated and Subsidiaries

Note R - Stock Options - Continued

The weighted average exercise price of all issued and outstanding options at September 30, 2001 is approximately $0.35.

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

Stock Compensation Plans
------------------------

On May 27, 1998, the stockholders of the Company approved the 1998 Stock Compensation Plan of Karts International Incorporated (the "1998 Plan") and reserved 1,000,000 shares of Common Stock for issuance under the plan. The 1998 Plan terminates on April 1, 2008 unless previously terminated by the Board. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") or the entire Board of Directors..

On December 12, 2000, the stockholders of the Company approved the 2000 Stock Compensation Plan (the "2000 Plan"), which initially reserves 750,000 shares of Common Stock for issuance under the 2000 Plan. The 2000 Plan was effective on October 19, 2000 and was terminated by the Company's Board of Directors on July 10, 2001 There were no options granted under the 2000 Plan.

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

                Karts International Incorporated and Subsidiaries

Note S - Commitments and Contingencies - Continued

Litigation
----------

The Company and/or it's operating subsidiaries are as defendant(s) in several product liability lawsuits related to its "fun karts". The Company has had and continues to have commercial liability insurance coverage to cover these exposures with a $50,000 per claim deductible as of September 30, 2001. The Company is vigorously contesting each lawsuit and has accrued management's estimation of the Company's exposure in each situation. Additionally, the Company maintains a reserve for future litigation equal to the "per claim" self-insurance amount times the four- year rolling average of lawsuits filed naming the Company as a defendant.

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

Employment agreements - continued
---------------------------------

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


Note T - Subsequent Events

During October 2001, the Company received additional working capital advances of approximately $965,000 from The Morgan Creek Company.






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


Results of Operations
---------------------

Nine months  ended  September  30,  2001 as  compared  to the nine months  ended
--------------------------------------------------------------------------------
September 30, 2000
------------------

The Company recorded net revenues of approximately $2,200,000 for the nine months ended September 30, 2001 as compared to approximately $4,900,000 for the comparable nine month period of 2000. The current year's net revenues for the nine months ended September 30, 2001 represented a 55.03% decrease from the same period of the previous year. The decrease in revenues is attributed to increased competition in the funkart market, and soft demand for product which resulted in a significant decrease in units sold from the same period of the previous year. This soft demand is attributed to the continuation of soft sales from the fourth quarter of Calendar 2000 which resulted in the Company's distribution channels being overstocked with product carried over from Calendar 2000. Additionally, the Company was behind schedule on releasing its new product line which has resulted in decreased sales.

Gross profit was negatively impacted by the decrease in sales volume and additional costs associated with corporate initiatives to restructure the Company's management team. As a result, the Company realized a negative gross profit of approximately $(2,200,000) for the nine month period ended September 30, 2001 as compared to a gross profit of approximately $(910,000) for the same period of the previous year.

Selling, general and administrative expenses were approximately $2,000,000 and $2,200,000 for the respective nine month periods ended September 30, 2001 and 2000. The decrease of approximately $200,000 between the respective nine month periods resulted from the differences between increases in bad debt expense and decreases in administrative payroll costs and other general and administrative overhead items. Research and development expenses totaled approximately $321,000 for the nine months ended September 30, 2001 compared to approximately $73,000 for the same period during 2000. The year-to-date 2000 costs were associated with the design, prototyping and development of the Polaris Trail Kart and other new models for the Company's product line. The year-to-date 2001 costs were associated with the Company's development of new high-performance models to supplement the Company's product line.

Other income (expense) was approximately $38,000 and $43,000 for the respective nine month periods ended September 30, 2001 and 2000, respectively. These amounts are anticipated to remain relatively constant in future periods. Interest expense for the nine months ended September 30, 2001 and 2000 was approximately $300,000 and $378,000, respectively.

For the nine months ended September 30, 2001, the Company incurred a net loss of approximately $(5,000,000), or approximately $(0.65) per share, as compared to a net loss of approximately $(3,600,000), or approximately ($0.54) per share, for the same nine month period in 2000.

Liquidity and Financial Condition
---------------------------------

As of September 30, 2001, the Company had positive (negative) working capital of approximately $(2,821,000) as compared to approximately $4,886,000 at September 30, 2000 and $2,860,000 as of December 31, 2000. During the first nine months of 2001 and 2000, the Company experienced negative cash flows from operations of approximately $(3,100,000) and $(4,550,000), respectively.

To support the Company's working capital through October 2001, the Company received short-term non-interest bearing working capital advances from The Morgan Creek Company of approximately $5,000,000. The Morgan Creek Company is an unrelated private eleemosynary corporation serving as a trustee in a number of faith-based endeavors focused on community development and goodwill throughout the world. Proceeds from the Company's financing activities were used to support the Company's operations.

In August 2001, the Company's Board of Directors authorized the issuance of an aggregate 581,250 shares of restricted, unregistered common stock in payment of the semi-annual dividend payable on the 9.0% Convertible Preferred Stock.


Capital Requirements
--------------------

The Company expended cash of approximately $792,000 in additions to property and equipment during the first nine months of 2001.

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

                                                Karts International Incorporated


November    6  , 2001                           /s/ Timotheus benHarold
          -----                     --------------------------------------------
                                                             Timotheus benHarold
                                              President, Chief Executive Officer
                                           Chief Accounting Officer and Director